Form 10-Q
period 2006-09-30
HOME DIAGNOSTICS INC
filed 2006-11-14
CIK 884909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation	22-2594392
or organization)	(I.R.S. Employer Identification No.)
2400 Northwest 55th Court
Fort Lauderdale, Florida 33309
(Address of principal executive offices)
(Zip Code)
(954) 677-9201
(Former name, former address and fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Shares of Common Stock outstanding as of November 9, 2006: 17,603,384 .

HOME DIAGNOSTICS, INC.
INDEX

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	September 30 ,
	2005	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,483,424	$28,050,423
Accounts receivable, net	12,307,473	15,504,706
Inventories, net	14,954,934	13,770,124
Prepaid expenses and other current assets	788,265	912,576
Deferred tax asset	3,614,337	5,040,121

Total current assets	35,148,433	63,277,950
Property and equipment, net	13,261,627	17,805,954
Other intangible assets, net	1,403,195	1,030,227
Goodwill	35,573,462	35,573,462
Other assets, net	228,048	133,597

Total assets	$85,614,765	$117,821,190

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,117,257	$7,362,541
Accrued liabilities	12,866,572	15,287,591
Income taxes payable	2,001,077	1,040,689
Promissory notes payable to related party	1,300,000	—
Current portion of long-term debt	2,499,866	—

Total current liabilities	25,784,772	23,690,821
Warrant put option	7,430,344	—
Deferred tax liability	851,565	472,896
Long-term debt, less current portion	1,250,000	—

Total liabilities	35,316,681	24,163,717

Mandatorily redeemable preferred stock, Class F, $10 par value; 165,000 shares authorized; 115,238 shares issued and outstanding at December 31, 2005	1,152,380	—

Contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 14,708,212 and 17,603,384 shares issued and outstanding (including shares held in treasury and after giving retroactive effect to the common stock recapitalization and stock split as discussed in Note 1) at December 31, 2005 and September 30, 2006, respectively	147,082	176,034
Additional paid-in capital	49,252,021	91,398,281
Retained earnings	435,394	2,187,379
Accumulated other comprehensive loss	(224,531)	(104,221)
Treasury stock, Common stock — 1,045,673 shares, at cost, at December 31, 2005 (after giving retroactive effect to the common stock recapitalization and stock split as discussed in Note 1)	(464,262)	—

Total stockholders’ equity	49,145,704	93,657,473

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$85,614,765	$117,821,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net sales	$29,490,059	$30,059,915	$76,451,173	$85,761,369
Cost of sales	11,539,185	11,052,625	31,082,502	33,517,762

Gross profit	17,950,874	19,007,290	45,368,671	52,243,607

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $761,925 and $145,251, and $1,306,227 and $1,335,125 for the three and nine months ended September 30, 2005 and 2006, respectively)	10,210,815	10,647,742	28,058,497	32,726,928
Research and development	1,783,634	2,086,096	4,980,269	5,832,944

Total operating expenses	11,994,449	12,733,838	33,038,766	38,559,872

Income from operations	5,956,425	6,273,452	12,329,905	13,683,735

Other income (expense)
(Increase)/decrease in fair value of warrant put option	(1,071,987)	1,334,151	(2,782,438)	58,700
Interest expense, net	(177,732)	(33,128)	(581,077)	(194,063)
Other, net	205,500	129,917	219,007	28,936

Total other income/(expense)	(1,044,219)	1,430,940	(3,144,508)	(106,427)

Income before provision for income taxes	4,912,206	7,704,392	9,185,397	13,577,308
Provision for income taxes	(2,466,516)	(1,336,366)	(4,612,171)	(4,020,876)

Net income	$2,445,690	$6,368,026	$4,573,226	$9,556,432

Earnings per common share:
Basic	$0.18	$0.45	$0.33	$0.69

Diluted	$0.16	$0.30	$0.31	$0.57

Weighted average shares used in computing earnings per common share:
Basic	13,703,517	14,150,876	13,750,461	13,857,902

Diluted	15,533,816	16,899,801	14,892,243	16,585,288

     The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		other		Total
	Number of		paid-in	Retained	comprehensive	Treasury	stockholders’
	shares	Amount	capital	earnings	income (loss)	stock	Equity
Balance at December 31, 2005	14,708,212	$147,082	$49,252,021	$435,394	$(224,531)	$(464,262)	$49,145,704
Stock-based compensation expense	—	—	1,335,125	—	—	—	1,335,125
Exchange of warrant put option	614,303	6,143	7,365,501	—	—	—	7,371,644
Issuance of common stock, net	3,300,000	33,000	35,072,684	—	—	—	35,105,684
Issuance of common shares in distribution of deferred compensation obligation	22,418	224	228,116	—	—	—	228,340
Redemption of mandatorily redeemable preferred stock	—	—	(1,515,243)	(7,703,797)	—	—	(9,219,040)
Stock options exercised	4,124	41	13,233	—	—	—	13,274
Treasury stock retired	(1,045,673)	(10,456)	(353,156)	(100,650)	—	464,262	—

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	120,310	—	120,310
Net income	—	—	—	9,556,432	—	—	9,556,432

Total comprehensive income	—	—	—	—	—	—	9,676,742

Balance at September 30, 2006	17,603,384	$176,034	$91,398,281	$2,187,379	$(104,221)	$—	$93,657,473

     The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
Cash flows from operating activities
Net income	$4,573,226	$9,556,432
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	2,632,862	3,163,010
Amortization of deferred financing and debt issuance costs	33,053	64,634
Loss on asset disposal	—	53,903
Bad debt expense	—	45,000
Deferred income taxes	1,822,442	(1,804,453)
Change in fair value of warrant put option	2,782,438	(58,700)
Stock-based compensation expense	1,306,229	1,335,125
Payment of litigation settlement	(5,000,000)	—
Changes in assets and liabilities:
Accounts receivable	(1,640,550)	(3,242,233)
Inventories	(561,611)	1,152,894
Prepaid expenses and other current and non-current assets	(221,563)	(95,119)
Accounts payable	2,328,732	245,284
Accrued liabilities and income taxes payable	3,072,667	1,688,971

Net cash provided by operating activities	11,127,925	12,104,748

Cash flows from investing activities
Capital expenditures	(3,792,018)	(7,388,714)
Acquisition of business, net of cash acquired	(1,202,914)	—

Net cash used in investing activities	(4,994,932)	(7,388,714)

Cash flows from financing activities
Repayment of term loans and notes payable	(5,249,999)	(3,749,866)
Repayment of debt assumed in acquisition	(858,375)	—
Repayment of notes payable to related party	—	(1,300,000)
Redemption of mandatorily redeemable preferred stock	—	(10,371,420)
Proceeds from issuance of common stock	—	35,105,684
Purchases of treasury stock	(445,122)	—
Exercise of stock options	—	13,274

Net cash (used in) provided by financing activities	(6,553,496)	19,697,672

Effect of exchange rate changes on cash and cash equivalents	(432,017)	153,293

Net (decrease) increase in cash and cash equivalents	(852,520)	24,566,999
Cash and cash equivalents
Beginning of period	6,939,183	3,483,424

End of period	$6,086,663	$28,050,423

Supplemental cash flows disclosures:
Cash paid during the period for:
Interest	$603,143	$202,721

Income taxes	$990,000	$6,030,000

Non-cash supplemental information:
Issuance of common shares in distribution of deferred compensation obligation	$—	$228,340

Exchange of warrant put option	$—	$7,371,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Home Diagnostics, Inc. and Subsidiaries (the “Company”) included in the Company’s Registration Statement on Form S-1, as amended. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
Home Diagnostics, Inc. was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.
The condensed consolidated financial statements include the accounts of Home Diagnostics, Inc. and its two wholly owned subsidiaries, Applied Sciences Corporation (“ASC”), a manufacturing facility based in Taiwan, and Home Diagnostics (UK) Limited, a distributor based in the United Kingdom. All significant intercompany accounts and transactions have been eliminated.
On May 9, 2006, the Company filed its amended and restated Certificate of Incorporation to (1) reclassify the Company’s Class A and Class B common stock as a single class of common stock; (2) increase the number of authorized shares of common stock from 11,300,000 to 60,000,000 shares authorized; (3) reduce the number of authorized shares of Class F preferred stock to the 115,238 shares issued and outstanding; and (4) adopt certain anti-takeover provisions. All common share data in the consolidated financial statements have been retroactively adjusted to reflect the impact of the common stock recapitalization for all periods presented.
On June 8, 2006, the Company’s Board of Directors declared and effected a 2.34-for-one-stock split of the Company’s outstanding shares of common stock, in the form of a stock dividend of 1.34 shares for each outstanding share. Accordingly, all common share and per share data in the consolidated financial statements have been retroactively adjusted to reflect the impact of the 2.34-for-one stock split for all periods presented.
On September 26, 2006, the Company completed an initial public offering (“IPO”) of 6,599,487 shares of common stock at a price of $12.00 per share, 3,300,000 of which were sold by the Company and the remainder by selling stockholders. The Company received net proceeds after underwriting discounts and offering expenses of approximately $35.1 million. The Company used $10.4 million of the net proceeds of the offering to redeem all the Series F Preferred Stock outstanding and $2.0 million to repay outstanding indebtedness. On October 2, 2006, underwriters of the Company’s IPO, exercised their over-allotment option to purchase 989,923 additional shares of common stock from certain selling stockholders at the public offering price of $12 per share. The Company did not issue any new shares of common stock or receive any proceeds from the sale of the over-allotment shares.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the Company’s allowance for estimated sales returns, impairment assumptions used, income taxes, the estimated fair value of the Company’s warrant put option, and the estimated fair value of the Company’s common stock. Actual amounts could differ from those estimates.

Product warranties
The Company warrants its products for various periods against defects in material or workmanship. The Company records a provision for product warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for product warranty is included within accrued liabilities in the accompanying consolidated balance sheets.
The provision for product warranty consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Balance at beginning of period	$250,000	$363,340	$250,000	$363,340
Provision charged to warranty expense	67,056	17,740	133,753	61,636
Less: actual warranty claims	(17,056)	(17,740)	(83,753)	(61,636)

Balance at end of period	$300,000	$363,340	$300,000	$363,340

Recent accounting pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examinations by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amount of interest and penalties recognized in the statement of operations and financial position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact that the adoption of FIN 48 will have on its future results of operations and financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157,” Fair Value Measures” ( “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the adoption of SFAS 157 will have on its future results of operations and financial position.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January  , 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has not yet determined the impact that the adoption of SAB 108 will have on its future results of operations and financial position.
2. Stock option plans
In July 2006, the Company’s Board of Directors and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 plan. The term of each option granted under the 2006 Plan can not exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including, but not limited to the following: stock options; stock appreciation rights; and restricted stock. In September 2006, the Board approved and the Company granted approximately 289,000 options to purchase shares of common stock at an exercise price equal to the IPO price of $12 per share.

The 2002 Stock Option Plan (the “2002 Plan”) was the Company’s stock option plan that preceded the 2006 Plan. It provided for the granting of up to 2,340,000 shares of common stock. The term of each option granted under the 2002 Plan could not exceed ten years from the date of grant and five years for stockholders with greater than a 10% interest in the Company. Options under the 2002 Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. No additional stock options may be granted under the 2002 Plan. The Company also has outstanding options under a predecessor plan and options that were not granted pursuant to a plan. The predecessor plan expired in 2002 and options are no longer available for grant under this plan.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As permitted under SFAS 123 for private companies, the Company had been using the minimum value method of measuring equity share options and similar instruments for pro forma disclosure purposes. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R on a prospective basis, solely to new awards and to awards modified, repurchased or cancelled, subsequent to January 1, 2006. As such, all options issued prior to January 1, 2006 have been accounted for under the intrinsic value method, and all options issued subsequent to January 1, 2006 have been accounted for under the fair value method. The, results for prior periods have not been restated.
Prior to January 1, 2006, the Company accounted for employee stock based compensation under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized based upon the difference, if any, at the measurement date between the estimated fair value of the underlying common stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The estimated fair value of the underlying common stock on the date of grant is based on a contemporaneous valuation performed by the Company. The Company also considered the results of a retrospective valuation provided by a third-party valuation specialist. The Company’s valuation method was based on a discounted future cash flow model that includes estimates of revenue growth, driven by assumed market growth rates, and estimated costs at appropriate discount rates. Certain employee stock options are accounted for as variable stock options due to a repricing in 2001. For these options, a non-cash charge representing the excess of the estimated fair market value of the underlying common stock at the end of each reporting period over the exercise price is recorded as stock-based compensation until the options are fully exercised. During the three and nine months ended September 30, 2006, the Company recorded income of $0.1 million and expense of $0.9 million to selling, general and administrative expense for employee stock-based compensation related to mark-to-market accounting for variable stock options, respectively.
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 is as follows:

			Weighted
		Range of	average
	Number of	exercise	exercise
	shares	prices	prices

Outstanding at December 31, 2005	2,985,227	$2.99-4.49	$3.46
Granted	464,266	$9.51-12.00	$11.21
Exercised	(4,124)	$2.99-3.85	$3.22
Forfeited/ Cancelled	(16,611)	$3.42-3.85	$3.73

Outstanding at September 30, 2006	3,428,758	$2.99-12.00	$4.50

Exercisable at September 30, 2006	2,581,432	$2.99-4.49	$3.39

During the three month period ended September 30, 2006, the Company granted 289,000 stock options, which were subject to the provisions of SFAS 123R. The weighted average exercise prices of these grants were $12.00. During the nine month period ended September 30, 2006, the Company granted 464,266 stock options, which were subject to the provisions of SFAS 123R. The weighted average exercise prices of these grants were $11.21.
The fair value of the grants were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows: expected annualized volatility of 30.0% based on peer group volatility; a weighted average expected life of 6 years based on the method as prescribed by Staff Accounting Bulletin No. 107; a weighted average risk-free interest rate of 5.06%, based upon the applicable U.S. Treasury Note rates; and no dividend yield. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. Estimated forfeitures during the nine months ended September 30, 2006 was not significant.
At September 30, 2006, there was $1.9 million of unrecognized share-based compensation expense, associated with non-vested stock option grants, subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Stock based compensation expense is expected to be recognized over a weighted-average period of 3 years.
The Company recognized stock based compensation expense of $0.1 million during the three months ended September 30, 2006. Of the $0.1 million, approximately $0.2 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of $0.1 million related to the mark-to-market accounting adjustment for variable stock options granted during the three months ended September 30, 2006. The income tax benefit associated with options granted during the three month period ended September 30, 2006 was not significant.
The Company recognized stock based compensation expense of $1.3 million, during the nine months ended September 30, 2006. Of the $1.3 million, approximately $0.9 million related to the mark-to-market accounting for variable stock options and approximately $0.4 million related to compensation expense calculated in accordance with SFAS 123R for stock options granted during the nine months ended September 30, 2006. The income tax benefit associated with options granted during the nine month period ended September 30, 2006 was $0.1 million.
SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the nine months ended September 30, 2006 and therefore there is no impact on the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
A summary of the Company’s stock options outstanding at September 30, 2006 is as follows:

			Weighted
		Weighted	average		Weighted
		average	remaining		average
Range of		exercise	contractual		exercise
exercise price	Outstanding	price	life	Exercisable	price

$2.99 — 3.29	1,401,541	$3.02	4.47	1,401,541	$3.02
$3.42 — 3.76	662,516	3.58	6.66	583,572	3.57
$3.85 — 4.23	652,395	3.95	7.99	348,279	3.95
$4.27 — 4.49	248,040	4.29	1.79	248,040	4.29
$9.51 — 12.00	464,266	11.21	9.79	—	—

	3,428,758	$4.50	6.09	2,581,432	$3.39

The aggregate intrinsic value for the options outstanding and exercisable at September 30, 2006 was $29.5 million and $27.7 million, respectively. The aggregate intrinsic value for options exercised during the nine months ended September 30, 2006 was approximately $40,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the quoted market price of the Company’s common stock.

3. Inventory, net
Inventories, net consist of the following:

	December 31,	September 30,
	2005	2006

Raw materials	$9,482,247	$7,472,176
Work-in-process	3,887,192	5,096,411
Finished goods	2,296,661	2,516,965

	15,666,100	15,085,552
Less: Allowance for obsolescence	(711,166)	(1,315,428)

	$14,954,934	$13,770,124

4. Property and equipment, net
Property and equipment, net consist of the following:

	December 31,	September 30,
	2005	2006

Machinery and equipment	$15,593,354	$16,095,176
Leasehold improvements	2,255,718	2,925,390
Furniture, fixtures, and office equipment	2,960,611	2,837,160
Computer software	1,951,300	2,019,927
Equipment not yet placed in service	4,797,991	10,305,597

	27,558,974	34,183,250
Less: Accumulated depreciation and amortization	(14,297,347)	(16,377,296)

	$13,261,627	$17,805,954

Depreciation expense was approximately $0.9 million for each of the three months ended September 30, 2005 and 2006. Amortization expense of computer software was approximately $0.1 million for the each of the three months ended September 30, 2005 and 2006.
Depreciation expense was approximately $2.4 million and $2.6 million for the nine months ended September 30, 2005 and 2006, respectively. Amortization expense of computer software was approximately $0.2 million for the each of the nine months ended September 30, 2005 and 2006.
5. Accrued liabilities
Accrued liabilities consist of the following:

	December 31,	September 30,
	2005	2006

Accrued salaries and benefits	$3,617,979	$3,747,345
Sales returns reserve	6,206,847	7,100,483
Product warranty and customer liabilities	2,734,073	3,186,076
Other accrued liabilities	307,673	1,253,687

	$12,866,572	$15,287,591

6. Credit Facility and Long-term debt
The Company’s credit facility and long-term debt consist of the following:

	December 31,	September 30,
	2005	2006

Credit facility consisting of:
— Term loan payable in consecutive monthly payments of principal equal to $83,333 over the term ending October 31, 2006, repaid in September 2006	$833,199	$—
— Term loan payable in consecutive monthly payments of principal equal to $138,889 over the term ending September 3, 2007, repaid in September 2006	2,916,667	—
— Revolving credit facility due October 31, 2006, or upon lender’s demand	—	—
Promissory notes — related party	1,300,000	—

	5,049,866	—
Less: Current portion	(3,799,866)	—

	$1,250,000	$—

Credit facility
The Company is party to a revolving line of credit and security agreement (the “Credit Facility”) originally executed in October 2003 and subsequently amended in 2004, 2005 and 2006. At September 30, 2006, the Credit Facility provided for a revolving facility of $7.0 million (the “Revolver”), a $0.7 million term loan and a $2.6 million term loan (collectively, the “Term Loans”). In October 2006, our lender extended the maturity date of our $7.0 million Revolver from October 31, 2006 to January 31, 2007.
Interest payments on the Revolver and the Term Loans are payable monthly at LIBOR plus 1.7%. Interest was calculated at 6.1% at December 31, 2005. At September 30, 2006, there was no outstanding balance under the Revolver. The Company used proceeds from the IPO in September 2006 to repay in full the remaining outstanding balance of the Term Loans.
The Credit Facility is collateralized by substantially all of the Company’s assets. The Company is required to achieve certain financial performance objectives and financial covenants, as set forth in the Credit Facility. The Credit Facility contains certain other covenants that restrict the Company’s ability to, among other things, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions.
The Company restated its financial statements for the years ended December 31, 2003 and 2004 to, among other matters, account for the Warrant Put Option (see note 7) as a liability at fair value. As a result of classifying the Warrant Put Option as a liability, the Company was not in compliance with the maximum total liabilities to tangible net worth covenant ratio at December 31, 2005 and the fixed charge coverage ratio covenant at December 31, 2005 and March 31, 2006. In April 2006, the Company obtained waivers of compliance with these covenants for all applicable periods from its lender. In March and April 2006, the Company amended the Credit Facility to, among other changes, (1) increase the capacity under the Revolver to $7.0 million and (2) exclude the Warrant Put Option liability and the related changes in fair value from the total liabilities to tangible net worth and fixed charge coverage ratio covenant computations. Management believes the Company was in compliance with the financial covenants and restrictions applicable to the Company under the Credit Facility at September 30, 2006.
The Company’s foreign manufacturing subsidiary based in Taiwan has the ability to borrow up to $0.8 million under a foreign line of credit at an annual rate of 2.5%. The foreign subsidiary may use these borrowings for normal operating uses and material purchases. There was no outstanding balance under the line of credit as of September 30, 2006.

Promissory notes
In September 2005, the Company issued $3.3 million of promissory notes (the “Promissory Notes”) bearing interest at 8% and payable to two related parties. Interest on the Promissory Notes was payable monthly and the principal balance was payable in five monthly installments beginning in October 2005. The outstanding principal balance of the Promissory Notes at December 31, 2005 was $1.3 million. The Promissory Notes were repaid in full in February 2006.
7. Warrant put option
In connection with the issuance of $5.0 million Senior Subordinated Notes in 2002, the Company issued to the lender a warrant to purchase 614,816 shares of common stock with an exercise price of $0.01 per share. The holder of the warrant had the right to put the warrant to the Company (the “Warrant Put Option”) after the fifth anniversary date at a redemption value as defined in the agreement. The redemption value was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization, plus cash less certain indebtedness and the redemption value of the Company’s Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The Warrant Put Option was considered a free standing derivative financial instrument that required valuation at each balance sheet date with the change in such value recorded within earnings. During the period January 1, 2006 through the date of the Company’s IPO, the estimated fair value of the Warrant Put Option decreased by approximately $58,700. During the period July 1, 2006, through the date of the Company’s IPO, the estimated fair value of the Warrant Put Option decreased by approximately $1.3 million. On September 20, 2006, in connection with the Company’s IPO, the holder of the common stock purchase warrant exercised its registration rights and exchanged the warrant for 614,303 shares of our common stock. These shares were sold by the warrant holder in the IPO at $12.00 per share for a total of $7.4 million. As a result, the Company reclassed to equity the estimated fair value of the Warrant Put Option of approximately $7.4 million from the previously recorded liability balance.
8. Income taxes
The Company’s provision for income taxes is calculated using an estimated annual effective tax rate which is based on the expected annual income, statutory tax rate and tax planning opportunities available to the Company in the various jurisdictions in which it operates. During the three months ended September 30, 2006, the Company recognized an income tax benefit totaling approximately $1.2 million. This amount relates primarily to the recognition of previously unclaimed research and development (“R&D”) tax credits associated with tax years 1998 through 2005. The Company elected to pursue the R&D tax credits in 2006 due to changes in economic circumstances including increased R&D spending to develop new products and to reduce its cash income tax payments. The Company’s cash taxes have gradually increased since 2003 when it became a cash tax payer following the complete utilization of its net operating losses. The Company completed its R&D tax study during the three months ended September 30, 2006. R&D tax credits covering the years 1998 through 2004 are presently under audit by the Internal Revenue Service (“IRS”) in connection with the audit of the 2003 and 2004 federal tax returns described below. During the three months ended September 30, 2006, the Company recognized an estimate of the amount of the tax credit it believes it will ultimately realize. Adjustments to the amounts recognized, if any, will be recorded in the period they become probable and can be reasonably estimated. The R&D tax credit for 2006 has not yet been approved by Congress. If approved by Congress and signed into law by the President, the Company will record the estimated 2006 income tax credit in the interim period of enactment.
During 2006, the IRS commenced an audit of the Company’s 2003 and 2004 federal income tax returns. The Company has complied with all requests for information made by the IRS and the audit is currently in process. The Company believes it has adequately provided for income taxes in the periods under audit.
9. Earnings per common share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding (including 46,800 shares subject to a warrant with a deminimis exercise price of $0.01 per share), net of treasury shares, during the period presented. In March 2006, the Company’s Board of Directors approved the retirement of all treasury shares previously repurchased.
Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period. As described in Note 7, the Company previously accounted for a warrant to purchase 614,816 shares of common stock, subject to a put option, as a liability carried at fair value. The common shares subject to this warrant have been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect is dilutive. At September 20, 2006, the holders of the warrant exercised their registration rights and exchanged the warrant for 614,303 shares of common stock.
For the three and nine months ended September 30, 2005, the common shares subject to this warrant have been excluded from the computation of diluted earnings per share, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect is anti-dilutive.
The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Basic:
Net income applicable to common stock	$2,445,690	$6,368,026	$4,573,226	$9,556,432

Weighted average number of common shares outstanding	13,703,517	14,150,876	13,750,461	13,857,902

Basic net income per share	$0.18	$0.45	$0.33	$0.69

Diluted:

Net income applicable to common stock	$2,445,690	$6,368,026	$4,573,226	$9,556,432
Change in fair value of the warrant put option	—	(1,334,151)	—	(58,700)

Adjusted net income applicable to common stock	$2,445,690	$5,033,875	$4,573,226	$9,497,732

Weighted average number of common shares outstanding	13,703,517	14,150,876	13,750,461	13,857,902
Effect of dilutive securities: stock options and warrants	1,830,299	2,748,925	1,141,782	2,727,386

Weighted average number of common and common equivalent shares outstanding	15,533,816	16,899,801	14,892,243	16,585,288

Diluted net income per share	$0.16	$0.30	$0.31	$0.57

10. Contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.
In February 2004, Roche Diagnostics Corporation (“Roche”) filed suit against the Company alleging that the Company’s TrueTrack Smart System infringes on two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In June 2005, the Court ruled in the Company’s favor, holding that one of the Roche patents was procured by inequitable conduct before the Patent Office. As a result, that patent is unenforceable against the Company. However, this ruling is subject to appeal by Roche after the disposition of the entire case. In 2006, Roche amended the Complaint to allege that the Company’s TrackEase system also infringes the asserted patents. The parties are moving forward with respect to the remaining patent and a tentative trial date is scheduled for August 2007. Roche is seeking damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleges willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. While the Company will vigorously defend itself against any claims of patent infringement, it cannot predict the ultimate outcome of this claim and therefore, no amounts have been accrued at September 30, 2006.

In 2001, an individual filed a lawsuit against the Company, MIT Development Corp. (“MIT”), George H. Holley and Robert Salem. The plaintiff claims that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem in exchange for a monthly fee plus 10% of the increase in the value of the assets of MIT or increases in the value of Mr. Holley and Mr. Salem’s interests in MIT resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT and the plaintiff claims, among other things, that he is not only entitled to 10% of the purchase price received by Messrs. Holley and Salem, but also 10% of the profits they received from MIT during the years 1994-1999 as well as 10% of any cash or stock either received from the Company for services provided. The Company believes it has meritorious defenses to the claims made by the plaintiff and will vigorously defend against those claims. However, the Company cannot predict the ultimate outcome of this case and therefore, no amounts have been accrued at September 30, 2006.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, as amended. As used in this Quarterly Report, the terms “Home Diagnostics”, the “Company”, “HDI”, “we”, “us” and “our” refer to Home Diagnostics, Inc. and its consolidated subsidiaries. The following discussion contains forward-looking statements. Please see the Company’s Registration Statement on Form S-1, as amended, including the section entitled “Risk Factors,” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.
On May 9, 2006, we filed our amended and restated Certificate of Incorporation to (1) reclassify our Class A and Class B common stock as a single class of common stock; (2) increase the number of authorized shares of common stock from 11,300,000 to 60,000,000 shares authorized; (3) reduce the number of authorized shares of Class F preferred stock to the 115,238 shares issued and outstanding; and (4) adopt certain anti-takeover provisions. All common share data in the consolidated financial statements have been retroactively adjusted to reflect the impact of the common stock recapitalization for all periods presented.
On June 8, 2006, our Board of Directors declared and effected a 2.34-for-one-stock split of our outstanding shares of common stock, in the form of a stock dividend of 1.34 shares for each outstanding share. Accordingly, all common share and per share data in the consolidated financial statements have been retroactively adjusted to reflect the impact of the 2.34-for-one stock split for all periods presented.
On September 26, 2006 we completed an initial public offering (“IPO”) of 6,599,487 shares of common stock at a price of $12.00 per share, 3,300,000 of which were sold by us and the remainder by selling stockholders. We received net proceeds after underwriting discounts and offering expenses of approximately $35.1 million. We used $10.4 million of the net proceeds of the offering to redeem all the Series F Preferred Stock outstanding and $2.0 million to repay outstanding indebtedness. On October 2, 2006, the underwriters on our IPO, exercised their over-allotment option to purchase 989,923 additional shares of common stock from certain selling stockholders at the public offering price of $12 per share. We did not issue any new shares of common stock or receive any proceeds from the sale of the over-allotment shares.
Company overview
We are a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide. We market our blood glucose monitoring systems both under our own HDI brands and through a unique co-branding strategy in partnership with the leading food and drug retailers, mass merchandisers, distributors, mail service providers and third-party payors in the United States and internationally. Our co-branding distribution strategy allows our customers to leverage their brand strategy with ours and to deliver high quality, low cost blood glucose monitoring systems to their diabetic customers at attractive price points for the consumer and increased profit margins for the retailer or distributor. We provide our customers with a broad portfolio of systems that have performance characteristics comparable to, or better than, those of our major competitors. We leverage our partners’ investments in sales and marketing to grow our business and invest significant resources in research and development to deliver innovative new products.
Our company was founded in 1985 and has focused exclusively on the diabetes market since inception. We have two manufacturing facilities, one located in Fort Lauderdale, Florida, and the other in Hsinchu City, Taiwan. We manufacture, test and package our blood glucose test strips at our facility in Fort Lauderdale. Our blood glucose monitors are assembled in our Taiwan facility. Labeling, final assembly, quality control testing and shipment of our blood glucose monitoring systems are conducted in our Fort Lauderdale facility. We have a highly automated manufacturing process with sufficient capacity to continue to grow our business without significant incremental capital investments, other than for new product development.

We sell our products in the following distribution channels:
•	Retail—the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.
•	Domestic distribution—the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.
•	Mail service—the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population. The mail service channel was our primary distribution channel until 2003, when we expanded our distribution in the retail and domestic distribution channels with the introduction of our TrueTrack Smart System.
•	International—the international channel consists primarily of sales to distributors in Latin America, the United Kingdom, Australia and China. In May 2005 we acquired our United Kingdom distributor, and we continually evaluate opportunities to partner with or acquire distributors in other international markets.
Our net sales by channel were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006

Net sales by channel:
Retail	$6,294,906	21.3%	$5,476,177	18.2%	$15,649,352	20.5%	$17,508,584	20.4%
Domestic distribution	16,116,574	54.7%	19,013,959	63.2%	41,145,006	53.8%	50,300,184	58.6%
Mail service	4,488,565	15.2%	2,968,047	9.9%	11,827,108	15.5%	9,417,049	11.0%
International	2,590,014	8.8%	2,601,732	8.7%	7,829,707	10.2%	8,535,552	10.0%

Net sales	$29,490,059	100.0%	$30,059,915	100.0%	$76,451,173	100.0%	$85,761,369	100.0%

We strive to maximize our installed base of monitors to drive future sales of our test strips. Monitors, which are sold individually or in a starter kit with a sample of 10 test strips and other supplies, are typically sold at or below cost. It is also common for us to provide monitors free of charge in support of managed care initiatives and other market opportunities. Test strip sales are a significant driver of our overall gross margins. We measure our operating performance in many ways, including the ratio of test strips to monitors sold in a given period. Our gross margins are affected by several factors, including manufacturing cost reductions, the ratio of test strips to monitors, free monitor distributions and product pricing.
Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer and technical service, finance and administrative expenses and stock-based compensation expenses. We have been and continue to be involved in patent related litigation concerning certain of our products. Our legal costs, can be significant, and the timing difficult to predict.
We have made significant investments in our research and development initiatives. Our research and development costs include salaries and related costs for our scientists and staff as well as costs for clinical studies, materials, consulting and other third-party services. Our research and development team is working to develop new technologies that we believe will broaden our product portfolio and enhance our current products.

Results of operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006

Net sales	$29,490,059	100.0%	$30,059,915	100.0%	$76,451,173	100.0%	$85,761,369	100.0%
Cost of sales	11,539,185	39.1%	11,052,625	36.8%	31,082,502	40.7%	33,517,762	39.1%

Gross profit	17,950,874	60.9%	19,007,290	63.2%	45,368,671	59.3%	52,243,607	60.9%

Operating Expenses:
Selling, general and administrative	10,210,815	34.6%	10,647,742	35.4%	28,058,497	36.7%	32,726,928	38.2%
Research and development	1,783,634	6.0%	2,086,096	6.9%	4,980,269	6.5%	5,832,944	6.8%

Total operating expenses	11,994,449	40.7%	12,733,838	42.4%	33,038,766	43.2%	38,559,872	45.0%

Income from operations	5,956,425	20.2%	6,273,452	20.9%	12,329,905	16.1%	13,683,735	16.0%

(Increase) decrease in fair value of warrant put option	(1,071,987)	(3.6%)	1,334,151	4.4%	(2,782,438)	(3.6%)	58,700	0.1%
Interest expense, net	(177,732)	(0.6%)	(33,128)	(0.1%)	(581,077)	(0.8%)	(194,063)	(0.2%)
Other, net	205,500	0.7%	129,917	0.4%	219,007	0.3%	28,936	0.0%

Income before income taxes	4,912,206	16.7%	7,704,392	25.6%	9,185,397	12.0%	13,577,308	15.8%

Provision for income taxes	(2,466,516)	(8.4%)	(1,336,366)	(4.4%)	(4,612,171)	(6.0%)	(4,020,876)	(4.7%)

Net income	$2,445,690	8.3%	$6,368,026	21.2%	$4,573,226	6.0%	$9,925,432	11.1%

Three months ended September 30, 2006 as compared to three months ended September 30, 2005
Net sales increased $0.6 million, or 1.9%, to $30.1 million for the three months ended September 30, 2006, as compared to $29.5 million for the same period in 2005. The increase was due to higher average selling prices of $0.8 million, partially offset by decreased volume of $0.2 million. The $0.8 million average selling price increase was primarily driven by a greater mix of higher priced biosensor system test strip sales. The decrease in volume was due to retail and domestic distribution associated with the launch of our Sidekick product in August 2005. Excluding the volume impact of the new product launch, volume increased by $1.1 million reflecting the continued trend of increased distribution of our biosensor systems totaling approximately $2.9 million, partially offset by a decrease in our photometric system and other sales of approximately $1.8 million.
Cost of sales decreased $0.5 million, or 4.2%, to $11.1 million for the three months ended September 30, 2006, as compared to $11.5 million for the same period in 2005. This $0.5 million decrease was driven primarily by decreased costs of $0.4 million associated with overall lower sales volume and $0.1 million of costs associated with decreased distribution of free monitors. Overall lower sales volume of $0.4 million related primarily to the August 2005 new product launch, as noted above. As a percentage of net sales, cost of sales decreased to 36.8% for the three months ended September 30, 2006, as compared to 39.1% for the same period in 2005. Increases to the strip to meter ratio contributed to 1.2% of the decrease and net revenue increases due to pricing, contributed to 1.1% of the decrease.
Gross profit increased $1.1 million, or 5.9%, to $19.0 million for the three months ended September 30, 2006, as compared to $18.0 million for the same period in 2005. The increase is due to improved pricing of $0.8 million, decreased costs associated with overall lower sales volume of $0.2 million, and $0.1 million associated with decreased distribution of free monitors. As a percentage of net sales, gross profit improved to 63.2% for the three months ended September 30, 2006, as compared to 60.9% for the same period in 2005. The increase in gross profit percentage is due to the decrease in cost of sales as a percentage of net sales, as noted above.

Selling, general and administrative expenses increased $0.4 million, or 4.3%, to $10.6 million for the three months ended September 30, 2006, as compared to $10.2 million for the same period in 2005. The increase is primarily due to an increase of $1.2 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth and increased professional costs of $0.1 million related to accounting and tax services, offset by a decrease of $0.6 million in stock- based compensation related to mark-to -market accounting for variable stock options and expense associated with the implementation of SFAS 123R and decreased legal costs of $0.3 million related to ongoing litigation. All stock-based compensation related to options issued prior to January 1, 2006 have been accounted for under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and all options issued subsequent to January 1, 2006 have been accounted for under the provisions of SFAS 123R, “Share-Based Payments”. As a percentage of net sales, selling, general and administrative expenses increased to 35.4% for the three months ended September 30, 2006, as compared to 34.6% for the same period in 2005, primarily due to increased salaries and benefits to support continued growth.
Research and development expenses increased $0.3 million, or 17.0%, to $2.1 million for the three months ended September 30, 2006, as compared to $1.8 million for the same period in 2005. As a percentage of net sales, research and development costs increased to 6.9%, as compared to 6.0% for the three months ended September 30, 2006 and 2005 respectively. The increase is primarily due to increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.
Operating income was $6.3 million, or 20.9% of net sales, for the three months ended September 30, 2006, as compared to $6.0 million, or 20.2% of net sales, for the same period in 2005. The increase in operating income in aggregate dollars and as a percentage of net sales was due to higher gross margins, partially offset by increased operating expenses, noted above.
The adjustment to the fair value of the Warrant Put Option (see note 7 of the accompanying condensed consolidated financial statements) through the pricing of the IPO resulted in income of $1.3 million as compared to expense of $1.1 million for the three months ended September 30, 2006 and 2005, respectively.
Interest expense, net was $33,000 for the three months ended September 30, 2006, as compared to $0.2 million for the same period in 2005. The decrease in interest expense, net was primarily due to a lower average debt balance outstanding combined with interest income earned on increased cash balances on hand during the three months ended September 30, 2006 as compared to the same period in 2005.
Our effective tax rate for the three months ended September 30, 2006 and 2005 was 17.3% and 50.2%, respectively. The decrease in the effective rate was primarily due to the decrease in fair value of the Warrant Put Option, which is not taxable, the decrease in non-deductible stock based compensation for incentive stock options, and the recognition of an income tax benefit of approximately $1.2 million. The income tax benefit relates primarily to the recognition of previously unclaimed research and development (“R&D”) tax credits associated with tax years 1998 through 2005. We elected to pursue the tax credits in 2006 due to changes in economic circumstances including increased R&D spending to develop new products and to reduce our cash income tax payments. Our cash taxes have gradually increased since 2003 when we became a cash tax payer following the complete utilization of our net operating losses. We completed our R&D tax study during the three months ended September 30, 2006. R&D tax credits covering the years 1998 through 2004 are presently under audit by the Internal Revenue Service in connection with the audit of our 2003 and 2004 federal tax return. During the three months ended September 30, 2006, we recognized our estimate of the amount of the tax credit we believe will ultimately be realized. Adjustments to the amounts recognized will be recorded in the period they become probable and can be reasonably estimated. The R&D tax credit for 2006 has not yet been approved by Congress. If approved by Congress and signed into law by the President, we will record the estimated 2006 income tax credit in the interim period of enactment. The effective tax rate for the three months ended September 30, 2005 exceeded the statutory federal rate (35%), primarily as a result of the increase in the fair value of the Warrant Put Option and stock-based compensation expense for incentive stock options, both of which are not deductible for income tax purposes.
Net income increased to $6.4 million for the three months ended September 30, 2006, as compared to $2.4 million for the same period in 2005. The increase in net income for the three months ended September 30, 2006 was due primarily to reduced expense of $2.4 million for the change in fair value of the Warrant Put Option, as compared to the same period in 2005 and the R&D tax credit described above.
Diluted net income per common share was $0.30 on weighted average shares of 16.9 million for the three months ended September 30, 2006, as compared to $0.16 on weighted average shares of 15.5 million for the same period in 2005.

Nine months ended September 30, 2006 as compared to nine months ended September 30, 2005
Net sales increased $9.3 million, or 12.2%, to $85.8 million for the nine months ended September 30, 2006, as compared to $76.5 million for the same period in 2005. The increase was due to higher sales volume of $7.8 million and higher average selling prices of $1.8 million, partially offset by increased managed care rebates and adjustments to our provision for sales returns of $0.3 million. The increased volume of $7.8 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $13.8 million, partially offset by a decrease in our photometric system and other sales of approximately $6.0 million. The $1.8 million average selling price increase was primarily driven by a greater mix of higher priced biosensor system test strip sales. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.
Cost of sales increased $2.4 million, or 7.8%, to $33.5 million for the nine months ended September 30, 2006, as compared to $31.1 million for the same period in 2005. This $2.4 million increase was driven primarily by increased costs of $2.2 million associated with higher sales volume and $0.3 million of costs associated with increased distribution of free monitors for managed care and other initiatives. These costs were partially offset by product cost savings of $0.1 million relating primarily to reduced manufacturing costs of our biosensor test strips. As a percentage of net sales, cost of sales decreased to 39.1% for the nine months ended September 30, 2006, as compared to 40.7% for the same period in 2005. Increases to the strip to meter ratio contributed to 0.8% of the decrease. In addition, net revenue increases due to pricing, offset by increased managed care rebates, contributed to 0.7% of the decrease and cost savings contributed 0.1% of the decrease.
Gross profit increased $6.9 million, or 15.2%, to $52.2 million for the nine months ended September 30, 2006, as compared to $45.4 million for the same period in 2005. The increase is due to higher sales volume of $5.6 million, improved pricing of $1.8 million and cost savings of $0.1 million, partially offset by increased managed care rebates and adjustments to our provision for sales returns of $0.3 million and increased costs of $0.3 million associated with increased distribution of free monitors. As a percentage of net sales, gross profit improved to 60.9% for the nine months ended September 30, 2006, as compared to 59.3% for the same period in 2005. The increase in gross profit percentage is due to the decrease in cost of sales as a percentage of net sales, as noted above.
Selling, general and administrative expenses increased $4.7 million, or 16.6%, to $32.7 million for the nine months ended September 30, 2006, as compared to $28.1 million for the same period in 2005. The increase is primarily due to an increase of $3.3 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth, higher sales and marketing costs of $1.0 million to support our sales growth, $0.3 million associated with our United Kingdom distributor, which we acquired in May 2005, $0.3 million in shipping and delivery costs associated with increased net sales, and other general and administrative expenses of $0.8 million to support the continuing growth of our operations. These increases were partially offset by decreased legal and professional costs of $1.0 million. Our legal and professional costs in 2005 reflect costs associated with the patent settlement paid in 2005. All stock-based compensation related to options issued prior to January 1, 2006 have been accounted for under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and all options issued subsequent to January 1, 2006 have been accounted for under the provisions of SFAS 123R, “Share-Based Payments”. As a percentage of net sales, selling, general and administrative expenses increased to 38.2% for the nine months ended September 30, 2006, as compared to 36.7% for the same period in 2005, primarily due to increased salaries and benefits to support continued growth.
Research and development expenses increased $0.9 million, or 17.1%, to $5.8 million for the nine months ended September 30, 2006, as compared to $5.0 million for the same period in 2005. As a percentage of net sales, research and development costs were 6.8%, as compared to 6.5% for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily due to increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.
Operating income was $13.7 million, or 16.0% of net sales, for the nine months ended September 30, 2006, as compared to $12.3 million, or 16.1% of net sales, for the same period in 2005. The increase in operating income in aggregate dollars was due to overall sales growth and an improvement in gross margins, partially offset by operating expenses, noted above.
The adjustment to the fair value of the Warrant Put Option through the date of the IPO resulted in income of $0.1 million as compared to expense of $2.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Interest expense, net was $0.2 million for the nine months ended September 30, 2006, as compared to $0.6 million for the same period in 2005. The decrease in interest expense, net was primarily due to a lower average debt balance outstanding during the nine months ended September 30, 2006 as compared to the same period in 2005, partially offset by higher interest rates.
Our effective tax rate for the nine months ended September 30, 2006 and 2005, was 29.6% and 50.2%, respectively. The decrease in the effective rate was primarily due to a tax benefit of approximately $1.2 million primarily related to the recognition of R&D tax credits, as previously described. The effective tax rate for the nine months ended September 30, 2005 exceeded the statutory federal rate (35%), primarily as a result of the increase in the fair value of the Warrant Put Option and stock-based compensation expense for incentive stock options, both of which are not deductible for income tax purposes.
Net income increased to $9.6 million for the nine months ended September 30, 2006, as compared to $4.6 million for the same period in 2005. The increase in net income for the nine months ended September 30, 2006 was due primarily to increased gross profit of $6.9 million, reduced expense related to the change in fair value of the Warrant Put Option of $2.8 million, partially offset by increased operating expenses of $5.5 million, noted above. In addition, the lower provision for income taxes was due to the R&D tax credit.
Diluted net income per common share was $0.57 on weighted average shares of 16.6 million for the nine months ended September 30, 2006, as compared to $0.31 on weighted average shares of 14.9 million for the same period in 2005.
Liquidity and capital resources
On September 26, 2006, we completed an initial public offering (“IPO”) of 6,599,487 shares of common stock at a price of $12.00 per share, 3,300,000 of which were sold by us and the remainder by selling stockholders. We received net proceeds after underwriting discounts and offering expenses of approximately $35.1 million. We used $10.4 million of the net proceeds of the offering to redeem all the Series F Preferred Stock outstanding and $2.0 million to repay outstanding indebtedness. The redemption of the preferred stock resulted in a dividend charge to stockholders’ equity of $9.2 million. In addition, the holder of a warrant to purchase our common stock exercised its registration rights and exchanged the warrant for 614,303 shares of common stock. These shares were sold at $12 per share in connection with the IPO for a total of $7.4 million which is reflected in stockholders’ equity at September 30, 2006. On October 2, 2006, the underwriters on our IPO, exercised their over-allotment option to purchase 989,923 additional shares of common stock from certain selling stockholders at the public offering price of $12 per share. We did not issue any new shares of common stock or receive any proceeds from the sale of the over-allotment shares.
On September 30, 2006, we had approximately $28.1 million of cash and cash equivalents on hand and $7.0 million of capacity under our revolving line of credit. Our primary capital requirement is to fund capital expenditures. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
Under our Third Amended and Restated Revolving Credit and Security Agreement (the “Credit Facility”), we have a $7.0 million revolving line of credit which matures in January 2007, unless extended or renewed by our lender. At September 30, 2006, there was no outstanding balance under the Revolver. Borrowings under the Credit Facility bear interest at the LIBOR plus 1.7%. The Credit Facility is collateralized by substantially all of our assets. Our Credit Facility contains certain financial and other covenants that restrict our ability to, among other things, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants require us to maintain: (i) a ratio of total liabilities to tangible net worth of not more than 2.00 to 1.0; (ii) working capital of at least $4 million; (iii) a ratio of senior funded debt to EBITDA of not more than 1.0 to 1.0; and (iv) a fixed charge coverage ratio of at least 1.25 to 1.0. Failure to comply with these covenants and restrictions would constitute an event of default under our Credit Facility. We believe we were in compliance with the financial covenants and restrictions applicable to us under the Credit Facility at September 30, 2006.
Cash flows provided by operating activities were $11.1 million and $12.1 million for the nine months ended September 30, 2005 and 2006, respectively. The increase in cash provided by operating activities was due to improved operating results and changes in our working capital components, partially offset by an increase in cash paid for income taxes of approximately $5.0 million.
Cash flows used in investing activities were $7.4 million and $5.0 million for the nine months ended September 30, 2005 and 2006, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for a new blood glucose monitoring system under development. In addition, in May 2005 we acquired our distributor in the

United Kingdom for a purchase price of $1.2 million. We expect our full year 2006 capital expenditures to be in the range of $11.0 million to $12.0 million which includes approximately $7.2 million under contractual commitments related to manufacturing equipment for new product development.
Cash flows (used in) provided by financing activities were ($6.6) million and $19.7 million for the nine months ended September 30, 2005 and 2006, respectively. These amounts consist primarily of debt borrowings and repayments, including the repayment of $0.9 million of debt assumed in an acquisition in May 2005. In addition, cash flows from financing activities in 2006 include IPO net proceeds of $35.1 million offset by payments to redeem our preferred stock of $10.4 million. During the nine months ended September 30, 2006, total outstanding amounts under our $7 million revolving credit facility ranged from zero to $3.4 million, primarily reflecting borrowings to fund income tax payments and capital expenditures and repayments from cash provided by operating activities. At September 30, 2006, there was no outstanding balance under the Revolver.
We expect that funds generated from operations, our current cash on hand and funds available under our revolving line of credit, will be sufficient to finance our working capital requirements, fund capital expenditures, and meet our contractual obligations for at least the next twelve months.
Caution concerning forward-looking statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the Company’s Registration Statement on Form S-1, as amended, including the section entitled “Risk Factors.”
Item 3. Quantitative and qualitative disclosures about market risk
Our Credit Facility is subject to market risk and interest rate changes. The revolving line of credit under the Credit Facility bears interest at LIBOR plus 1.7%. In September 2006, we used proceeds from the IPO to pay in full the remaining outstanding balance of the two term loans. At September 30, 2006, we did not have any borrowings outstanding under our revolving line of credit.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that all information required to be included in the our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, such disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As of September 30, 2006, we identified the following material weaknesses in our internal controls over financial reporting:
•	We lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements, as certain key finance positions were not staffed with individuals who were in their positions for an adequate period of time. In addition, we lacked adequately documented policies and procedures related to our financial accounting and reporting and information technology general and application controls. Additionally, this control deficiency could result in a material misstatement of the financial statement accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that could not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness contributed to each of the material weaknesses described below.

•	We did not maintain effective controls over the accuracy, completeness, and presentation of the accounting for a warrant put option. Specifically, effective controls were not designed and in place to ensure this financial instrument was properly valued and classified in accordance with generally accepted accounting principles. This control deficiency resulted in a restatement of our 2002, 2003 and 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the change in fair value for the warrant put option, the warrant put option liability, and stockholders’ equity that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

•	We did not maintain effective controls over the preparation, review and presentation of our consolidated statement of cash flows. Specifically, we lacked effective controls to ensure that amounts related to the repayment of our debt instruments were accurately classified within the statement of cash flows. This control deficiency resulted in the restatement of our 2004 consolidated financial statements to correct the cash flow classification of amounts related to the unamortized debt discount from financing activities to operating activities. Additionally, this control deficiency could result in a misstatement of the presentation of amounts in our consolidated statements of cash flows that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

•	We did not maintain effective controls over the accuracy and completeness of revenue recognition. Specifically, effective controls were not designed and in place to ensure that the allowance for sales returns was properly estimated and recorded in the appropriate period in accordance with generally accepted accounting principles. Additionally, effective controls were not designed and in place to ensure that revenue is recorded when the risk of ownership is transferred to our customers in accordance with generally accepted accounting principles. This control deficiency resulted in a restatement of our 2001 through 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue, cost of sales, accounts receivable, inventory and our reserve for sales returns that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

•	We did not maintain effective controls over the accuracy and completeness of the recording of stock-based compensation expense. Specifically, records for stock option transactions were not properly maintained and summarized. In addition, stock compensation expense was not accounted for in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to our 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of stock compensation expense and additional paid in capital that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the last quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect our control over financial reporting.
Remediation Plans
Management has initiated the following activities intended to improve our internal control over financial reporting.
•	In November 2005, we hired a new Chief Financial Officer and in January 2006, we hired a new Controller. Both are certified public accountants (CPA’s) with previous experience in financial reporting for publicly traded companies, have worked for national public accounting firms and have experience with the requirements of Section 404 of the Sarbanes-Oxley Act. In December 2005, we also retained independent consultants trained in accounting and financial reporting who are CPA’s. One of our consultants was a former partner with a national public accounting firm and has experience with the requirements of Section 404 of the Sarbanes-Oxley Act.

•	We have developed policies and procedures, although not yet written, to monitor and track sales returns by product, date of sale, and by customer. Customer return logs, identifying key product information, are now maintained and analyzed by management on a monthly basis.

•	We have developed policies and procedures, although not yet written, over shipments to monitor when the risk of ownership of our products is transferred to our customers. Monthly sales at the end of each period along with customer receiving documents are analyzed by management to determine whether the risk of ownership has been transferred to the customer and revenue has been appropriately recognized.

•	We have provided key accounting personnel with access to an on-line technical accounting database, which provides links to various authoritative and proposed technical accounting literature and provides guidance on financial reporting.

•	In November 2006, we hired a Director of Internal Audit who will be responsible for establishing an internal audit function and managing our Sarbanes Oxley Section 404 compliance project.

•	We have commenced a Section 404 compliance project under which management and its outside consultants will be creating a detailed work plan to assess the adequacy of our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which we are subject to for our December 31, 2007 Annual Report.

•	We continue to assess our staffing requirements.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain legal proceedings arising in the ordinary course of our business. In our opinion, except as disclosed below, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.
In February 2004, Roche Diagnostics Corporation (“Roche”) filed suit against us alleging that our TrueTrack Smart System infringes on two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In June 2005, the Court ruled in our favor, holding that one of the Roche patents was procured by inequitable conduct before the Patent Office. As a result, that patent is unenforceable against us, but this ruling is subject to appeal by Roche after the disposition of the entire case. In 2006, Roche amended the Complaint to allege that our TrackEase system also infringes the asserted patents. The parties are moving forward with respect to the remaining patent and a tentative trial date is scheduled for August 2007. Roche is seeking damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleges willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. While we will vigorously defend itself against any claims of patent infringement, we cannot predict the ultimate outcome of this claim and therefore, no amounts have been accrued at September 30, 2006.
In 2001, an individual filed a lawsuit against us, MIT Development Corp. (“MIT”), George H. Holley and Robert Salem. The plaintiff claims that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem in exchange for a monthly fee plus 10% of the increase in the value of the assets of MIT or increases in the value of Mr. Holley and Mr. Salem’s interests in MIT resulting from cash or other assets received from us in connection with any transaction with us. In November 1999, we acquired MIT and the plaintiff claims, among other things, that he is not only entitled to 10% of the purchase price received by Messrs. Holley and Salem, but also 10% of the profits they received from MIT during the years 1994-1999 as well as 10% of any cash or stock either received from us for services provided. We believe we have meritorious defenses to the claims made by the plaintiff and will vigorously defend against those claims. However, we cannot predict the ultimate outcome of this case and therefore, no amounts have been accrued at September 30, 2006.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
The following information relates to our securities issued or sold during the quarter ended September 30, 2006 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Prior to the consummation of our initial public offering, we maintained a Top Hat Investment Plan for our employees. Under the terms of the Top Hat Investment Plan, the Plan was terminated effective upon the consummation of our initial public offering on September 26, 2006, and the Plan participants were issued shares of our common stock in redemption of their account balances in the Top Hat Investment Plan. Pursuant to the provisions of our Top Hat Investment Plan, effective September 26, 2006, each of the 21 participants in the Top Hat Investment Plan was issued a number of shares of our common stock equal to the cash balance in his or her account as of such date, after tax withholding, divided by 85% of the initial public offering price of our common stock (i.e., $10.20), in lieu of such participant’s account balance. The aggregate amount of the account balances of all participants in the Top Hat Investment Plan as of September 26, 2006 was approximately $263,000. Accordingly, effective September 26, 2006, the participants in our Top Hat Investment Plan were issued an aggregate of 22,418 shares of our common stock at a price of $10.20 per share.

The above-described issuance of our securities was exempt from the registration requirements of the Securities Act by virtue of Rule 701 thereunder and Section 4(2) thereof as a transaction not involving a public offering.
Use of Proceeds from Sales of Registered Securities
On September 26, 2006, we closed an initial public offering of 6,599,487 shares of our common stock. Of these shares, 3,300,000 were newly issued shares sold by us and 3,299,487 were existing shares sold by certain of our stockholders. On October 4, 2006, an additional 989,923 shares of existing common stock were sold by certain of such selling stockholders pursuant to the exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-133713), which the SEC declared effective on September 20, 2006, and a final prospectus filed pursuant to Rule 424(b) under the Securities Act on September 22, 2006 (Reg. No. 333-133713). J.P. Morgan Securities Inc. acted as sole book-running manager, Jeffries & Company, Inc. acted as joint lead manager and Deutsche Bank Securities Inc. and William Blair & Company, LLC acted as co-managers for the offering. As of the date of the filing of this Quarterly Report, the offering has terminated.
The public offering price was $12.00 per share and the aggregate offering price was $79,193,844. The underwriting discounts and commissions were $0.84 per share and $5,543,569 in the aggregate. Proceeds before expenses to us were $11.16 per share and $36,828,000 in the aggregate. Proceeds before expenses to the selling stockholders were $11.16 per share and $36,822,275 in the aggregate.
We did not receive any of the proceeds from the sale of shares by selling stockholders or upon the exercise of the underwriters’ over-allotment option. The net proceeds received by us in the offering were $35.1 million, as follows:

Aggregate offering proceeds to the Company	$39,600,000

Underwriting discounts and commissions	2,772,000
Other fees and expenses	1,722,316

Total expenses	4,494,316

Net proceeds to the Company	$35,105,684

We have used the net proceeds to us from our initial public offering as follows:
$10.4 million to redeem all outstanding shares of our Series F Preferred Stock;
$2.0 million to repay outstanding indebtedness to Wachovia Bank N.A.; and
We intend to use the remaining $22.7 million to complete the purchase of manufacturing equipment for new product development, to fund working capital and for general corporate purposes. Pending such use, we have invested such remaining net proceeds of our initial public offering in short-term, investment-grade, interest-bearing securities.
All of the foregoing expenses and uses of proceeds were direct or indirect payments to persons other than (i) our directors, officers or their associates, (ii) persons owning ten percent (10%) or more of our common stock, or (iii) our affiliates, except that The Estate of Robert Salem, one of our principal stockholders, received $2.5 million in redemption of its 27,395 shares of Series F Preferred Stock, George H. Holley, a director and one of the principal stockholders of the Company, received $1.4 million in redemption of his 15,395 shares of Series F Preferred Stock, and Donald P. Parson, a director and one of the principal stockholders of the Company, received $1.1 million in redemption of his 12,592 shares of Series F Preferred Stock.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.

Date: November 14, 2006	By: /s/ J. RICHARD DAMRON, JR.

J. Richard Damron, Jr. President and Chief Executive Officer
(principal executive officer) and Director

Date: November 14, 2006	By: /s/ RONALD L. RUBIN.

Ronald L. Rubin
Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

4.1	—	Specimen Stock Certificate for the common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2006).

10.1	—	1992 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

10.2	—	Form of stock option agreements under the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

10.3	—	2002 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

10.4	—	Form of stock option agreements under the 2002 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

10.5	—	2006 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Amendment No. 2 filed on July 12, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).

10.6*	—	Form of stock option agreements under the 2006 Equity Incentive Plan.

10.7	—	Third Amended and Restated Revolving Credit and Security Agreement with Wachovia Bank N.A, dated March 7, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

10.8	—	Office/Distribution Building Lease, dated May 2, 1997, between the Registrant and Corporate Center Developers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

10.9	—	Employment Agreement, dated January 1, 2006, between the Registrant and J. Richard Damron, Jr (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

10.10	—	Purchase and Supply Agreement, dated February 8, 2006, between the Registrant and Conductive Technologies (incorporated by reference to Exhibit 10.8 Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).

10.11	—	Forms of Indemnification Agreement with the Registrant directors and certain of its officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).

Exhibit
Number		Description
10.12	—	Top Hat Investment Plan of the Registrant, together with Amendment Number One thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).

10.13	—	Promissory Note of the Registrant, dated August 1, 2005, in favor of The Estate of Robert Salem in the original principal amount of $1,625,000 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).

10.14	—	Promissory Note of the Registrant, dated September 1, 2005, in favor of George H. Holley in the original principal amount of $1,625,000 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S- (File No. 333-133713)).

10.15	—	ECI Project Development Agreement, dated January 1, 2002, between the Registrant and George Holley (incorporated by reference to Exhibit 10.14 to Amendment No. 3 filed on August 21, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	—	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

32.2*	—	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith