Form 10-K
period 2006-12-31
HOME DIAGNOSTICS INC
filed 2007-03-23
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2594392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 NW 55th Court Fort Lauderdale, Florida	33309 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 954-677-9201

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company. (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public trading market for the Registrant’s Common Stock, par value $0.01. The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed fourth fiscal quarter (December 29, 2006) was $103.5 million based on the last sales price of the Registrant’s common stock reported on the NASDAQ Exchange on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 7.9 million shares held by directors, officers and stockholders whose ownership exceeded 5% of the Registrant’s outstanding Common Stock as of December 31, 2006. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 19, 2007, there were 17,725,900 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the Registrant’s 2007 Annual Meeting of Stockholders to be held on June 5, 2007, to be filed subsequently with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

In this Annual Report, “HDI” or the “Company,” “we,” “us” and “our” refer to Home Diagnostics, Inc., and our wholly owned subsidiaries. Statements we make in this Annual Report that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading ”Cautionary Statement Concerning Forward-Looking Statements and Risk Factors” following Item 1 of Part I of this Annual Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as those discussed elsewhere in this Annual Report. Actual events or results may differ materially from those discussed in this Annual Report. “TrueTrack Smart System®”, “Sidekicktm,” “TrackEASE Smart System®,” “Prestige IQ®” “Gentle Draw®,” “TRUEread tm”, “TRUEresult tm”, and “TRUEelementtm” are our trademarks. Other product, service and company names mentioned in this Annual Report are the service marks or trademarks of their respective owners.

Item 1.	Business

Overview

We are a developer, manufacturer and marketer of blood glucose monitoring systems and disposable supplies for people with diabetes worldwide. Our blood glucose monitoring systems are high quality products with performance and features that are comparable to or better than our competitors’ products at substantially lower prices. We partner with leading food and drug retailers, mass merchandisers, distributors, mail service providers and third-party payors in the United States and internationally to deliver our products to people with diabetes. In all of those distribution channels we market our products under our own brands, including the Sidekick, TrueTrack Smart System and Prestige IQ, and under a co-branded format through which we add our customers’ store brand name to our brand name products. Our co-branding strategy creates substantial value for our partners, providing increased customer awareness of their brands that appear on our products. As a result of these benefits, our distribution partners are motivated to invest in the success of our products in their stores and within their distribution channels through promotion and advertising and attractive product placement in retail locations. We also market our products to managed care organizations to be granted “preferred product” status by health plans and pharmacy benefits managers (PBMs) for inclusion on formularies, which are lists of approved products from which the insured or member and their physicians can choose, and granting of “preferred product” status by health plans.

Market opportunity

Diabetes

Diabetes is a chronic life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. According to the International Diabetes Federation, more than 194 million people worldwide are estimated to have diabetes. This population is expected to grow significantly with increasing overall life expectancy, worsening diet trends, increasingly sedentary lifestyles and growing incidence of obesity. The World Health Organization, or WHO, estimates that the number of people with diabetes will reach 370 million worldwide by the year 2030. In the United States, Frost & Sullivan estimates that in 2006 nearly 21 million people, or about 7% of the population, had diabetes, and about 15.3 million, or 74% of the total diabetic population, were diagnosed. They expect this figure to grow to 18.3 million, or 77% of the diabetic population, by 2011. According to Frost & Sullivan, the combined worldwide market for blood glucose monitors and test strips was approximately $6.9 billion in 2006 and is expected to grow 8% per annum in North America and 17% per annum outside of North America through 2010.

Diabetes is typically classified as Type 1 or Type 2. Type 1 diabetes is characterized by near-complete absence of insulin secretion by the body. It is frequently diagnosed during childhood or adolescence.

Individuals with Type 1 diabetes require daily insulin injections or insulin pump therapy to survive. Frost & Sullivan estimates that in the United States approximately 8% of people diagnosed with diabetes were Type 1 in 2006.

Type 2 diabetes, the most common form of the disease, is characterized by insulin resistance (the body’s inability to properly utilize insulin) or defects in insulin secretion (the body’s inability to produce enough insulin). Initially, many patients with Type 2 diabetes attempt to manage their diabetes by improvements in their diets, exercise and oral medications. As their disease advances, they progress to multiple drug therapy, often including insulin. Type 2 diabetes historically has occurred in later adulthood, but its incidence is increasing among the younger population.

Importance of managing diabetes through blood glucose monitoring

The goal of intensive blood glucose management is to achieve near-normal blood glucose levels without risking hypoglycemia (low blood sugar level). The American Diabetes Association, or ADA, recommends that people with Type 1 diabetes test their glucose levels three or more times per day. The American Academy of Family Physicians recommends that people with Type 2 diabetes who are insulin dependent test as frequently as people with Type 1 diabetes. People with Type 2 diabetes who are not insulin dependent typically test less often. Recent guidelines, including those published by the ADA, suggest more frequent testing for patients with Type 2 diabetes.

Managing diabetes can be frustrating and difficult. A range of factors can make diabetes overwhelming for patients and their families, including time spent managing the disease, swings in blood sugar and their effects on the patient’s feeling of well being and fear of hypoglycemia. Effective diabetes management begins with frequent blood glucose measurements, which enable people with diabetes to avoid some of the debilitating effects stemming from either hypoglycemia or hyperglycemia (high blood sugar level). Blood sugar levels in people with diabetes tend to fluctuate from very high levels to very low levels over the course of a day, affected by carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin on the body. These variations in blood glucose levels can be frequent, unpredictable and unsettling, and frequent blood glucose monitoring and management is required to maintain a patient’s health.

For people with diabetes, the administration of additional insulin, oral medication or ingestion of additional carbohydrates is required throughout the day to maintain blood glucose within normal ranges. A normal range is nearly impossible to maintain for a Type 1 diabetic without multiple daily injections or the use of an insulin pump.

According to a report published in Diabetes Care in 2003, diabetes is the fifth leading cause of death by disease in the United States. Complications related to diabetes include heart disease, nerve damage, limb amputations, loss of kidney function and blindness. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. Normally, the pancreas controls blood glucose levels by secreting the hormone insulin, which enables the cells to absorb glucose and lower blood glucose levels. When concentrations are too high, patients often administer insulin in an effort to drive blood glucose levels down. Unfortunately, insulin administration can often drive blood glucose levels below the normal range, resulting in hypoglycemia. In cases of severe hypoglycemia, diabetes patients risk acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many patients are afraid of driving down blood glucose levels. Consequently, patients often remain in a hyperglycemic state, exposing themselves to long-term chronic complications. The total cost for the healthcare system associated with the treatment of diabetes and its complications in 2002 was $132 billion, according to the ADA.

The landmark Diabetes Control and Complications Trial, or DCCT, published in 1993, showed that the onset and progression of eye, kidney and nerve disease in people with Type 1 diabetes can be slowed by intensive therapy to maintain blood glucose levels as close to normal as possible. The DCCT demonstrated that the risk of complications could be reduced by 76% for eye disease, 50% for kidney disease and 60% for nerve disease. Similar studies in the United Kingdom and Japan involving people with Type 2 diabetes support the conclusion of the DCCT study that actively managing blood glucose levels reduces the risk of complications associated with diabetes.

We believe that our blood glucose monitoring solution positions us well to capitalize on the growing diabetes markets and the trends toward more active blood glucose monitoring.

The Home Diagnostics blood glucose monitoring solution

We believe that our blood glucose monitoring solution offers our customers and third-party payors a unique way to provide their diabetic customers with leading blood glucose monitoring technology at affordable prices. The key elements of our solution are:

High-quality products.  Our products are comparable to or better than other leading products in the marketplace. Our products offer a wide variety of features that address the particular needs of certain subsets of the diabetic population.

Unique distribution model.  We market our products under our own brands and in a co-branded format, in partnership with major food and drug retailers, mass merchandisers, distributors and mail service providers. We believe that our co-branded format provides our partners with an attractive opportunity to generate increased customer awareness of their brands that appear on our products. As a result of the added benefits of the co-branded format, we believe our partners have a significant incentive to invest in the success of our products in their stores and within their distribution network. Our co-branding partners capitalize on these benefits through promotion and advertising and attractive product placement in retail locations. We also focus on marketing the benefits of our systems to third-party payors for inclusion of our products on their formularies on an exclusive or preferred basis. Third-party payors play an important role in influencing which blood glucose monitoring systems many people with diabetes buy.

Best Category Value.  We market our high-quality blood glucose monitoring systems at prices that are substantially lower than those of our principal competitors. For example, in retail pharmacies in the United States, our starter kits are sold at prices ranging from $14.99 to $18.99, and our 50 count vials of test strips at prices ranging from $25.99 to $28.99. This represents a substantial discount to the prices of our principal competitors, who sell their starting kits at prices ranging from $69.99 to $79.99 and their 50 count vials of test strips at prices ranging from $51.99 to $53.99.

Supply Chain Agility.  Our technology utilizes automation and robotics to reduce manufacturing costs. The just-in-time manufacturing process that has been put in place provides a competitive advantage facilitating fast packaging turn around for our co-brand partners. The process by which we manufacture our test strips is highly automated, cost-effective and scalable.

We are able to provide our best value solution primarily due to our distribution strategy, which allows us to benefit from our partners’ significant marketing investments. We also benefit from our ability to rapidly expand our capacity without incurring significant incremental capital investments other than for the new products we are developing. Our cost structure and manufacturing efficiency enables us to provide our distribution partners with a more profitable alternative than that provided by our competitors, and helps us maintain attractive operating margins.

Our strategy

Our objective is to be a leading provider of innovative blood glucose monitoring systems and supplies to retailers, distributors and third-party payors worldwide. We plan to achieve this objective by pursuing the following strategies:

Leverage our technology platform.  We believe that the quality of a blood glucose monitoring system is one of the most important factors in a customer’s selection of a system and believe that our success to date has been largely due to the strength of our technology. We intend to leverage our existing intellectual property and research and development to develop new blood glucose monitoring products with best-in-class performance and features which address the specific needs of certain subsets of the diabetic population.

We currently have several new products in development that we believe will strengthen our position in the market. For example, TRUEresult (formerly referred to as Resolve) will be our first monitoring system to feature our on-strip coding technology, which automatically reads the code from the test strip being used, reducing the potential for inaccurate readings due to mis-coding.

Exploit our distribution strategy.  Our distribution strategy provides our customers with the opportunity to offer technologically advanced blood glucose monitoring systems at lower prices under our brands or in a co-branded format. Because of the attractive profitability and branding opportunity that our products provide, our retailer customers are motivated to allocate shelf space for our products comparable to that allocated to each of our major competitors, reducing our required marketing investments. We have developed co-branding partnerships with most major retailers and distributors in the United States, as well as with important retailers and distributors internationally. We plan to continue demonstrating the value that our products represent for our customers to help us drive continued growth of our business.

Establish ourselves as a preferred provider for third-party payors.  While managed care organizations are not our direct customers, they play a very important role in the selection of blood glucose monitoring systems for their members. Our efforts with managed care organizations have focused on demonstrating how our products can provide substantial cost savings within third-party payors’ networks while maintaining the highest quality of patient care. We have multiple formulary contracts with pharmacy benefits managers, such as Caremark Rx Inc., ProCare Rx Pharmacy Care, LLC, RxAmerica L.L.C., and with important state Medicaid formularies, including California, Florida, Illinois and Missouri. Our market presence and attractive solution have enabled us to obtain exclusive provider status for certain regional health plans, including Molina Healthcare Inc., Total Health Care, Inc. and Great Lakes Health Plan, Inc.

Increase our penetration of international markets.  According to Frost & Sullivan, the combined worldwide market for blood glucose monitors and test strips was approximately $6.9 billion in 2006, of which $4.0 billion was in North America, and is expected to grow 8% per annum in North America and17% per annum outside of North America through 2010. Currently, international sales represent only 10% of our net sales. We currently market our products internationally through distributors and, in some cases, directly, as in the United Kingdom and Australia. Our partners among international distributors and retailers include Farmacias Ahumadas S.A. (FASA) in Latin America, SuperDrug Stores plc in the United Kingdom, Diabetes Australia in Australia, STADA Arzneimittel AG in Germany, and Grace Medical Inc. in China. We believe that international markets represent a substantial growth opportunity for us and we are focused on increasing our penetration in these markets.

Our products

We offer blood glucose systems based on both of the following accepted technology platforms: biosensor and photometric. The biosensor meter technology measures glucose by using an amperometry method employing a glucose oxidase reaction. The glucose in the sample reacts with chemicals and produces a proportional electrical current. The meter measures the electrical current and calculates the amount of glucose and displays the result. Photometric meter technology measures blood glucose by using membrane technology that employs a glucose oxidase/peroxidase reaction. The magnitude of the color change produced from this reaction is proportional to the amount of glucose in the blood. The meter reads the amount of color produced by optical sensor means and displays the corresponding result.

Our systems include proprietary monitors and test strips. Each system has its own test strips, which are used exclusively with our own blood glucose monitors. Each lot of test strips is uniquely formulated so that the chemical reaction of the blood sample can be converted into a blood glucose measurement by the meter. In order to match the test strip’s specific characteristics with the meter, a code is assigned that conveys the test strip lot calibration information to the meter. Codes are generally in the form of either a button code system or a code chip system. Under a button code system, the user enters the applicable code number, printed on the test strip vial, to calibrate the meter. In a code chip system, each vial of test strips has a unique code chip included with the vial of test strips, which is inserted into the meter to calibrate the meter. Both methods require the user to remember to code the meter for each new vial of test strips. Some of our competitors’

systems have built-in discs or drums that dispense test strips automatically coded to the meter. The meter of our disposable Sidekick system is pre-calibrated to the test strips included with the system, thus eliminating the need for the user to code the meter. Eliminating the coding step also simplifies patient education and training by removing the need for the user to remember to perform the coding procedure.

We believe our monitors demonstrate best-in-class performance specifications, including:

•	small sample size of between less than 1.0 and 4.0 microliters;

•	rapid result processing speeds from under 10 to 50 seconds;

•	significant test memory of between 50 and 365 tests;

•	alternate testing site functionality (on the forearm); and

•	data management and communications capabilities.

Our biosensor products also feature a unique four-electrode system that both measures the glucose content in blood and indicates when enough blood has been drawn to complete the test.

The following table describes the key features of our current product portfolio.

	TrueTrack			TrackEASE
	Smart System	Sidekick	TRUEread	Smart System	Prestige IQ

Description	High-quality technology and state of the art features	All-in-one, disposable blood glucose monitoring system	High-quality technology with basic data management features	High-quality technology with basic data management features	Large and easy-to-read display with test strips that are wide and easy to handle

Technology	Biosensor	Biosensor	Biosensor	Biosensor	Photometric

Test strips
Enzyme	Glucose Oxidase	Glucose Oxidase	Glucose Oxidase	Glucose Oxidase	Glucose Oxidase
Sample size requirement	1 microliter	1 microliter	1 microlite	1 microliter	4 microliters
Alternate site testing	Yes	Yes	Yes	Yes	No

Sample fill detection	Yes	Yes	Yes	Yes	No

Set up & coding
Unit options	mg/dL and mmol/L	mg/dL	mg/dL and mmol/L	mg/dL and mmol/L	mg/dL and mmol/L
Date & time	Yes	No	Yes	Yes	Yes
Coding	Code chip	Automatic	Code chip	Code chip	Button

Data management
Test speed	10 seconds	Less than 10 seconds	10 seconds	10 seconds	10-50 seconds
Memory	365 tests	50 tests	200 tests	200 tests	365 tests
Test averaging	14 & 30 day	No	No	No	14 & 30 day
Data communications	Yes	No	Yes	No	Yes

Blood glucose monitoring systems

TrueTrack Smart System.  The TrueTrack Smart System, which was introduced in July 2003, offers one of the largest memory systems on the market, able to store 365 test results. It also has Internet uploading capability, a large and easy-to-read display and easy-to-handle capillary action test strips. An audible fill detection sensor lets the user know when enough blood has been drawn. Test results are provided in ten seconds, which compares favorably with other leading monitors on the market, which average 10 — 20 seconds or more. It requires only a 1.0 microliter blood sample size and can be used on an alternate testing site. The combination of these features makes the TrueTrack Smart System ideal for a more frequent tester with an active lifestyle.

Sidekick.  Launched in August 2005, the Sidekick is our all-in-one, disposable blood glucose monitoring system that combines a vial of 50 test strips with the world’s smallest blood glucose monitor. The unique design of the Sidekick features the monitor built into the flip-top cap of the strip vial. Its microchip was developed exclusively for us by Texas Instruments. The system is portable and conveniently sized, and can be discarded when the last test strip is used. The Sidekick is pre-coded and requires no user coding procedure, uses 1.0 microliters of blood, and can be used on an alternate testing site. Our Sidekick capillary action test strips feature a novel chemical formulation that provides accurate test results in less than 10 seconds. A fill detection sensor lets the user know when enough blood has been drawn.

TRUEread.  The new TRUEread blood glucose monitoring system will be available starting in March of 2007. TRUEread has a 1.0 microliter blood sample requirement and provides test results in 10 seconds. In addition, the meter can hold up to 200 tests in its memory and has uploading data management capabilities. An audible fill detection sensor lets the user know when enough blood has been drawn and can be used on an alternate test site. TRUEread will be exclusively available to Medicare and Medicaid customers in the mail service and distribution channels. TRUEread will enable us to align product placement with specific market needs and diversify its product offering to meet market dynamics. TRUEread test strips are compatible with our TrackEASE meter.

TrackEASE Smart System.  Our TrackEASE Smart System will be discontinued in the U.S. by the end of the second quarter of 2007 and will be available in Latin American through the third quarter of 2007. Patients that are satisfied with their current TrackEASE meter can continue to use it with new TRUEread test strips which are compatible with the TrackEASE meter.

Prestige IQ.  Our Prestige IQ, which was introduced in June 2001, offers a large and easy-to-read display with test strips that are wide and easy to handle. Given its features, the Prestige IQ is ideal for patients with dexterity or visual limitations, two of the most common side effects associated with diabetes. The test strip requires a 4.0 microliter blood sample size. The Prestige IQ offers a 365 test memory and Internet uploading capabilities.

Other products

In addition to our blood glucose monitoring systems, we offer several monitoring accessories designed to make the management of diabetes easier, including:

Disease management software.  In partnership with a third-party, internet-based software company, we offer our customers software that allows people with diabetes to better manage their disease. Using this software, people with diabetes can record the results of their blood glucose tests and use tools to help identify ways in which they can better manage consistent blood glucose levels through changes in diet, exercise and insulin injections. With this web-based format, users can upload their test results to the Internet, providing the diabetic with an effective way to manage their disease in conjunction with their physician or disease management service provider.

Gentle Draw lancing device.  This device enables people with diabetes to obtain a blood sample for a blood glucose test. It features five depth settings to ensure optimum skin penetration. It is lightweight, portable and easy to use and features quick lancet insertion and disposal. We market this product through our distribution partners in a co-branded format.

Single-use sterile lancet.  Our sterile lancet fits most lancing devices and is easy to use. Its lancet cap provides safe disposal after use and its performance is comparable to that of repeat usage lancets. We market this product through our partners in a co-branded format.

Disposable ketone urinary test strips.  Our disposable urinary test strips are used to test ketone levels in urine. People with diabetes monitor ketone levels because high ketone measurements can lead to a complication called ketaocidosis, which can result in coma. We began developing the ketone disposable urinary test strip in late 2003 and began shipping the product commercially in May 2004. We sell ketone test strips in 50 or 100 strip count packages. The test features a 15 second test time, which we believe positions the product as a category leader.

Sales and marketing

In the United States, we have a direct sales force that works with retail pharmacies, domestic distributors, mail service providers and managed care organizations in a collaborative effort to deliver our products to the diabetic end-user. Our sales team is a diverse group including managed care specialists and clinical support specialists, who are located throughout the country and provide our customers with ongoing clinical support for our products.

In addition to our direct sales efforts, we have been able to leverage the sales forces of our domestic distributor customers. Through our top three distributor customers (AmerisourceBergen Corporation, Cardinal Health Inc. and McKesson Corporation (“McKesson”)), we estimate that we gain access to approximately 1,600 sales people in the United States, who promote our products to food and drug retailers and mass merchandisers.

Our marketing team is responsible for product planning and management, advertising and promotion, market research, branding and public relations. Our marketing team is also involved in evaluating business strategies to exploit our competitive position.

Internationally, we sell our products through distributors located in Latin America, Europe and Asia, and on a direct basis in the United Kingdom and Australia. We sell our products in these markets under our own brands and under our co-branded format. We have multiple international co-branding partnerships, including FASA in Latin America, SuperDrug Stores in the United Kingdom, Grace Medical in China and Diabetes Australia in Australia. We believe that the international markets represent a significant opportunity for us and are focused on expanding our co-branding and distribution relationships to capitalize on this opportunity.

Distribution strategy

We market our products using a unique distribution strategy focused on four primary distribution channels: retail pharmacies, domestic distributors, mail service providers and international markets. We estimate that food and drug retailers, mass merchandisers, distributors and mail service providers sell approximately 90% of the blood glucose monitoring systems and supplies in the United States today. We believe our success in the retail pharmacy channel has been largely due to the quality of our products and our focus on the economic and branding benefits that our solution provides for retailers. Our unique co-branding strategy generates substantial value for our partners by generating increased customer awareness of their brand names that appear alongside our brand names on our products. As a result of these benefits, our distribution partners have the incentive to invest in the success of our products in their stores, within their distribution networks and among their members through promotion and advertising, attractive product placement in retail locations, inclusion on formularies and granting of “preferred product” status by health plans and PBMs. We have secured distribution partnerships with most of the leading drug store chains, retail supermarkets, mass merchandisers and drug distributors in the United States. We believe that our distribution strategy has created a significant competitive advantage for us and would be difficult for our competitors to replicate, given their significant overhead and dependence on marketing and brand promotion for success. In addition, we believe it would be difficult for our competitors to displace our market position given our growing installed base of end user consumers using our products and our overall value proposition.

We enter into agreements with certain of our customers from time to time addressing terms of sale, volume discounts, minimum requirements for maintaining exclusivity and the like. However, we do not rely on written agreements to any significant extent, but rather on our relationships with our customers. Most of our sales are made pursuant to purchase orders, and we do not have any agreements that require customers to purchase any minimum amount of our products. We have an agreement with McKesson that provides for its Medical Surgical division to be the exclusive distributor of our TrueTrack Smart System for the long-term care market, so long as certain minimum purchase thresholds were met. Although the agreement does not require McKesson to purchase any minimum amount of our products, other than to maintain exclusivity, over one half of our sales to McKesson in 2006 were pursuant to the agreement.

Retail pharmacies

Retail pharmacies are the largest sales channel for the blood glucose monitoring market. We currently sell our products in most retail pharmacy chains in the United States. In 2006, we generated $25.1 million of net sales through direct sales to the leading retail pharmacies, in which we sell our products under own brands and in the co-branded format. Retailers are very receptive to the value our products provide, given the attractive profitability and branding opportunity that our products provide. Our leading retail pharmacy customers in the United States include Walgreen Co. and CVS Corporation, which sell our products in the co-branded formats.

Our high-quality products are on average more profitable for the retailer and less expensive to the consumer, and are comparable to or better than the products of our competitors. This encourages retailers to allocate more shelf space for our products. Additionally, in our co-branding relationship, our retail partner pays for or subsidizes the cost of the promotional advertisements for our products, which we believe benefits us and the retailer and builds awareness of our products with the retailer’s diabetic customers.

Domestic distributors

Our domestic distributor customers include drug and medical supply wholesalers which sell products to food and drug retailers, long-term, acute and primary care facilities, and correctional facilities. In 2006, we generated $63.1 million of net sales through direct sales to domestic distributors. To date, we have established relationships with national medical products distributors, including AmerisourceBergen, Cardinal Health, McKesson (including its McKesson Medical Surgical division, which services the long-term care market) and Invacare Corporation, and with regional distributors such as Morris & Dickson Co., LLC and Kinray, Inc. Through our domestic distributors, we sell our products in leading supermarkets and mass merchandisers, including Safeway Inc., Winn-Dixie Stores, Inc. and Kmart, a subsidiary of Sears Holding Corporation.

This channel is important for the distribution of our products to all sizes of pharmacies, including the small to mid-tier chains. Our distributor partners also provide us with reach into the more than 17,000 independent pharmacies in the United States, which our direct retail pharmacy strategy would not otherwise access. Additionally, through our relationship with certain distributors, such as McKesson Medical Surgical, we have access to acute, primary and long-term care facilities in the United States.

Through our relationships with domestic distributors, we are able to leverage their significant market reach without having to invest significantly in building a sales force. For example, McKesson, the leading domestic distributor, currently has a direct sales force of more than 1,000 people focused on retail pharmacies and acute, primary and long-term care centers.

We believe that the strength of our relationships with our national distribution partners is apparent by the ongoing honors awarded to us by these partners including:

Company	Award	Year

Cardinal Health	Trade Representative of the Year — Diabetics Care and Supplier Quality Award	2005
Cardinal Health	Customer Choice Award	2005
Cardinal Health	Distribution Private Label Category Representative of the Year	2004
McKesson	Brand Supplier of the Year	2005
McKesson Medical-Surgical	Brand Supplier of the Year	2005
McKesson Medical-Surgical	Brand Promotional Supplier of the Year	2006
Invacare	Tenth Man Award	2005

Mail service

Our mail service customers include contract mail service providers and home care agencies providing comprehensive disease management services. In 2006, we generated $13.1 million of net sales from our mail service customers. The target population of the mail service channel has historically been Medicare participants. We offer our mail service partners the same combination of our branded products and the co-branding formats that we offer our major retail and distributor partners. We currently sell our products through mail service organizations and home care organizations, which supply their customers and patients directly at home, such as CCS Medical, Liberty Medical Supply Inc., Lincare Holdings Inc., Access Diabetic Supply, LLC and Apria Healthcare Group Inc.

International

We primarily market our products in international markets through regional distributors, who sell products to regional pharmacies and food mass retailers in their local markets. In the United Kingdom and Australia, we market our products directly to customers. In 2006, we generated $11.3 million of net sales internationally. Some of our retail and distribution partners in the international markets include FASA in Latin America, SuperDrug Stores in the United Kingdom, MEDA AB in Scandinavia, STADA Arzneimittel AG in Germany, Grace Medical in China and Diabetes Australia in Australia.

Through our partnerships with international distributors, we are able to leverage their market reach without having to invest significantly in an international sales force.

Managed care strategy

Managed care is a very important component of the diabetes management market. Because of the significant impact that managed care organizations can have on the selection of blood glucose monitoring systems, it is crucial that a company competing in this market achieve significant penetration with these third-party payors. To accomplish this penetration, a company must provide managed care organizations, Medicaid or Medicare, with a high quality blood glucose monitoring system that is more cost effective for the insurer. However, quality and cost alone are not sufficient for formulary inclusion by a managed care plan. Given the large memberships of many managed care organizations, they also limit formulary inclusion to those companies and products that have a substantial market presence, to ensure adequate availability of products for their members. Until we achieved broad penetration with the TrueTrack Smart System, we had limited participation in this segment.

Based on the affordability of our products and the strength of our technology, we have been able to generate substantial success with managed care organizations, including Medicaid and Medicare. The combination of our continuously increasing points of distribution and our high-quality, affordable product portfolio has enabled us to win formulary contracts with multiple pharmacy benefit managers, including Caremark Rx, MedImpact Healthcare Systems, Inc., ProCare Rx Pharmacy Care and RxAmerica L.L.C. Our successes and growing recognition have been rewarded further with exclusive provider status for certain regional health plans, including Molina, Total Health and Great Lakes Health Plan. We have also begun to access Medicaid formulary contracts in several states, including California, Florida, Illinois and Missouri. We plan to continue pursuing such opportunities and believe that our growing installed base will help us to be successful within this market segment.

Another growth opportunity that we are beginning to successfully penetrate is participation in 340B Programs, which enable qualified entities serving low income and uninsured populations to benefit from group purchasing discounts. We and Bayer Corp. have been named as the two diabetes supply vendors of the Prime Vendor Program (PVP) under Section 340B of the Veterans Health Care Act of 1992. Our contract runs through 2009 and has allowed us to achieve success with some of the largest 340B participating entities, including Jacksonville Memorial Hospital, UNC Hospitals (University of North Carolina), and The University of Utah.

Research and development

As of December 31, 2006, our research and development team comprised of 51 scientists, engineers and associates dedicated to designing, manufacturing, engineering, and assessing the quality of promising new technologies. Our research and development team is exploring new technologies that we believe will broaden our product portfolio or target new markets that we are not currently addressing, enhance our current products and extend our technology into applications outside of diabetes. In addition to our extensive focus on improving our blood glucose monitoring product portfolio through research and development of new technologies, we are also focused on developing new ways to improve our manufacturing processes and technologies. To date, our manufacturing process research and development team has developed advanced systems for high throughput, precision manufacturing processes that significantly lower our cost per unit. These processes further support our strategy of helping people with diabetes better manage their healthcare cost by providing high-quality, high-performance diagnostic products at affordable prices.

Some of our current research and development programs include:

TRUEresult.  TRUEresult is a system that will offer state of the art performance and features. The meter automatically reads the code from the test strip being used, which reduces the potential for inaccurate readings due to mis-coding. It requires a 0.5 microliter blood sample and yields test results in five seconds. It also includes data management capabilities that will serve the needs of a broad patient population.

On-strip coding technology.  One of the challenges for blood glucose testers is the calibration of test strips to the blood glucose monitor being used. Calibration is required to ensure that the monitor provides an accurate reading, but can be time consuming and cumbersome for patients with limited dexterity. We are developing our patented on-strip coding technology to provide the maximum user convenience and testing accuracy. To date, we have generated clinical and quality assurance data for prototypes of this product.

TrackRecord DMS.  TrackRecordDMS, for diabetes management, is a stand-alone optional data management software accessory supplied in CD format for use with our TrueTrack and Prestige IQ Smart System meters. The software is installed onto a personal computer (PC) and the blood glucose meter is connected to the PC via a data cable. When used with TrueTrack or Prestige IQ meters, TrackRecord DMS permits the management of blood glucose data transferred from the meter memory to the computer for enhanced data management capability. Software application features include data management for single at-home patient use and multiple-patient use for the healthcare professional in the clinical setting. Users can input patient healthcare and ID information, and select date range, glucose units, target glucose ranges, and meal time blocks. We have filed our 510(k) with the Food and Drug Administration, or FDA and expect to begin distribution of this software in mid-2007.

TRUEelement.  TRUEelement is a comparatively low-cost system that will feature ease of use for the customer. It requires a small, 1.0 microliter blood sample and yields test results in less than 10 seconds. It will feature a 50 test memory, but will not feature data management capabilities of uploading or wireless communication. We intend to market this system outside the United States. We have obtained FDA approval for the product.

Intellectual property

We rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights. Currently, we have 24 issued United States patents, of which six are United States design patents. We also have 36 issued foreign patents, bringing our total number of issued patents world-wide to 60. In furtherance of our overall global intellectual property strategy, we have more than 97 patent applications currently on file. We filed these patent applications in the United States and 13 other countries in Europe, Asia and Australia. Our issued patents expire between 2012 and 2025.

Our patents and patent applications seek to protect new technologies developed by us in the blood glucose monitoring industry. These new core technologies include novel methods of fabricating biosensors (or test strips), new chemistry formulations and biosensor materials for superior testing accuracy, and the incorporation of wireless connectivity technologies to interface blood glucose monitors with other common electronic devices, such as computers, personal handheld devices and cellular telephones.

Our issued patents and patent applications are directed to, among other things:

•	overall designs of the meters and test strips, including potential variations; and

•	manufacturing processes for the development of the Prestige IQ, TrueTrack Smart System, TrackEASE Smart System and SideKick systems.

We also register trademarks for each of our products. Currently, we have 49 registered trademarks in the United States, Canada, Europe and South America. We also have more than 29 pending trademark applications currently on file.

Manufacturing facilities and capacities

We have two manufacturing facilities, located in Fort Lauderdale, Florida, and Hsinchu City, Taiwan. Our facilities contain highly automated strip and meter manufacturing and packaging equipment. We have verified and validated our manufacturing processes, as required by the FDA’s Quality System Regulation, and maintain rigorous quality controls.

We do labeling, final assembly, quality control testing and shipment of our blood glucose monitors in our Fort Lauderdale facility, and assemble our monitors in our Taiwan facility. We have sufficient capacity to meet our current manufacturing needs and, if required, our capacity can be rapidly expanded by sub-contracting assembly, with quality control at our facility in Taiwan.

We manufacture, test and package our blood glucose and ketone test strips at our facility in Fort Lauderdale. We have developed a manufacturing process for the test strips that we believe is efficient, cost effective and scalable to meet higher volumes. The test strips are composed of chemicals, conductive inks, adhesive and printed polyester similar to the material used in credit cards. Our Fort Lauderdale facilities have sufficient manufacturing capacity for all of our current test strip products.

Competition

The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. Our competitors include Bayer Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc. and TheraSense Inc. divisions of Abbott Laboratories, and Roche Ltd. These competitors’ products, like ours, use a meter and disposable test strips to test blood obtained by pricking the finger or, in some cases, the forearm.

Within the last few years there have been a series of low-cost blood glucose monitoring systems introduced into the United States market, such as GlucoCheck, Easy Gluco, EZSmart, Senova, Control and GlucoLeader. Most of these systems are manufactured by companies based in Asia that have United States distribution partners. These manufacturers offer low-cost alternatives that are being marketed primarily within the mail service, long-term care and durable medical equipment distribution channels.

In addition, other companies are developing or marketing continuous blood glucose testing devices and technologies that could compete with our devices. To date, the FDA has approved five continuous monitors or sensors: one by DexCom, Inc., three by Medtronic Corp. and one by Cygnus Corp., which ceased operations and sold its remaining assets to Animas Corp., a subsidiary of Johnson & Johnson. The Medtronic CGMS System Gold, the Medtronic Guardian System and the Cygnus GlucoWatch all have been approved for limited indications. Neither the Medtronic CGMS System Gold nor the Medtronic Guardian System provide real-time blood glucose measurements, but rather, in the case of the CGMS System Gold, store values for later retrieval by a healthcare professional, or, in the case of the Guardian System, notify the patient when it detects dangerously high or low levels of blood glucose. Medtronic received FDA approval for its MiniMed Paradigm REAL-Time Insulin Pump and Continuous Glucose Monitoring System (“Paradigm System”) in April 2006. The Medtronic Paradigm System measures glucose levels via an implantable sensor and transmits the data to an insulin pump every five minutes, for a period of up to three days. However, patients must still perform a confirmatory test with finger-stick measurements prior to every insulin injection. DexCom received FDA approval in March 2006 for adjunctive use of its STS Continuous Glucose Monitoring System, or STS, which also provides continuous real-time blood glucose measurements for a period of up to three days. STS includes a small implantable sensor that continuously measures glucose levels in subcutaneous tissue and a small external receiver to which the sensor transmits glucose levels at specified intervals. Diabetic patients using the

DexCom STS are still required to calibrate the STS with finger-stick measurements twice per day to ensure reliable operation. Additionally, DexCom is developing a long-term system, which will provide continuous real-time blood glucose measurements for a period of up to one year. Others are also developing technology for long-term continuous glucose monitoring, including Abbott and Medtronic, but progress is difficult to assess. Although the introduction of these continuous blood glucose testing devices could adversely affect our business, no device has yet been approved or, to our knowledge, developed as a replacement to the finger-stick testing method.

Government regulation and environmental matters

Our products are medical devices subject to extensive and ongoing regulation by the FDA and other regulatory bodies. FDA regulations govern product design and development, product testing, product manufacturing, product labeling, product storage, premarket clearance or approval, advertising and promotion, product sales and distribution, and complaint handling, including providing reports to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

FDA’s premarket clearance and approval requirements.  Unless an exemption applies, each medical device we wish to commercially distribute in the United States may require a 510(k) clearance from the FDA. We have obtained 510(k) clearance for each of our blood glucose monitoring systems.

•	510(k) clearance. To obtain 510(k) clearance for any of our products (or for certain modifications to devices that have received 510(k) clearance), we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device. The FDA’s 510(k) clearance pathway usually takes from three to six months from the date the application is completed, but can take significantly longer. The Medical Device User Fee and Modernization Act (MDUFMA) provides a non-binding performance goal for 510(k) review by the FDA of 75 days, unless additional information is requested, and 90 days for final decisions.

•	PMA. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring a premarket approval, or PMA. We have never been required to obtain a PMA for any of our products, and do not expect to be required to obtain a PMA for any of our products currently under development. A PMA application must be supported by extensive data, including technical, preclinical, clinical trials, manufacturing, and labeling, to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. The MDUFMA provides a non-binding performance goal for PMA review by the FDA of 180 days in exchange for a designated application fee paid by the sponsor that may be several hundred thousand dollars.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.

We are subject to announced and unannounced inspections by the FDA, which may include the manufacturing facilities of our subcontractors. Currently, because we are in good standing with the FDA, we are permitted to participate in the FDA’s third-party inspection program, under which we schedule an accredited third party to conduct an FDA Quality System Inspection on behalf of the FDA.

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada, and various other industrialized countries.

The primary regulator in Europe is the European Union, which consists presently of 25 countries encompassing most of the major countries in Europe. Other countries, such as Switzerland and Norway, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the region. In many international markets, commercialization requires both regulatory approval and reimbursement approval. While regulatory approval may be obtained for a country or group of countries, reimbursement approval may be required at the state, county or local level. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.

Fee-splitting; Corporate practice of medicine.  The laws of many states in which we maintain operations prohibit unlicensed persons or business entities, including corporations, from employing physicians and other healthcare professionals or engaging in certain financial arrangements, such as splitting professional fees with non-physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Possible sanctions for violations of these restrictions include loss of a licensure, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. We exercise care to structure our arrangements with healthcare providers to comply with the relevant state laws and believe our current arrangements comply with applicable laws. Government officials charged with responsibility for enforcing these laws may assert that we, or transactions in which we are involved, are in violation of such laws. Furthermore, such laws ultimately may be interpreted by the courts in a manner inconsistent with our interpretations.

Federal anti-kickback and self-referral laws.  The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for, or to induce:

•	the referral of a person;

•	the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs; or

•	the purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid, or other governmental programs.

Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare, Medicaid, or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal False Claims Act.  The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are conforming to this law.

Civil Monetary Penalties Law.  The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs. We believe that our arrangements comply with the requirements of the Federal Civil Monetary Penalties Law.

State fraud and abuse provisions.  Many states have also adopted some form of anti-kickback and anti-referral laws and false claims act. We believe that we are conforming to such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Third-party reimbursement

In the United States, our products are generally purchased directly by patients from food and drug retailers, mass merchandisers, distributors, mail service providers and, in some cases, military hospitals or managed care organizations. Under the Medicaid program, states generally reimburse for approved procedures on a reasonable cost or fee schedule basis. Currently, some states reimburse our products under the Medicaid program.

Health and safety matters

Our facilities and operations are also governed by laws and regulations, including the federal Occupational Safety and Health Act, or OSHA, relating to worker health and workplace safety. As an example, the Occupational Safety and Health Administration has issued the Hazard Communication Standard, or HCS, requiring employers to identify the chemical hazards at their facilities and to educate employees about these hazards. HCS applies to all private-sector employers, including the medical device industry. HCS requires that employers assess their chemical hazards, obtain and maintain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. We believe that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at our facilities and that we operate in substantial compliance with all OSHA regulations.

Employees

As of December 31, 2006, we employed 500 people worldwide, of which approximately 242 were engaged in manufacturing, 51 in research and development, 107 in sales, marketing and distribution and 100 in general and administrative activities. We believe that our relationships with our employees are good. None of our employment arrangements are subject to collective bargaining arrangements.

Operating hazards and insurance

We maintain property, product and general liability, workers compensation and other commercial insurance policies with third-party insurance companies, subject to deductibles, exclusions and other restrictions, in accordance with standard insurance practice. We believe our insurance coverage is adequate based on our experience and the nature of our business.

Available Information

We were incorporated in the State of Delaware in 1985. Our principal executive offices are located at 2400 NW 55th Court, Fort Lauderdale, Florida 33309. Our telephone number is (954) 677-9201.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy our reports, proxy statements and other information at the SEC’s public reference room at Room 1580, 100 F Street NE, Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1 800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available at the SEC’s web site at www.sec.gov. In addition, you can read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street N.W., Washington, D.C. 20006.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such reports have been filed with or furnished to the SEC on our website on the World Wide Web at www.homediagnostics.com or by contacting the Investor Relations Department at our corporate offices by calling (954) 332-2150. In addition, our Standards of Integrity, which includes our code of ethics for our senior officers, is available on our website.

CAUTIONARY STATEMENT CONCERNING
FORWARD-LOOKING STATEMENTS AND RISK FACTORS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “seek,” “will,” “should,” “goal” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements speak only as of the date on which they are first made, which in the case of forward-looking statements made in this report is the date of this report. Sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements that this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 — “Business”, Item 2 — “Properties” and Item 3 — “Legal Proceedings” in Part I of this report and in Item 5 — “Market for

Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	the highly competitive nature of our business;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel; and

•	changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement contained in this report or elsewhere. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. Also, please read the risk factors set forth below.

Item 1A.	Risk Factors

Risks Related To Our Business

We operate in a highly competitive market. We face competition from large, well established medical device manufacturers with significant resources and from low-cost producers, predominantly in Asia, and we may not be able to compete effectively.

The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete directly with Bayer Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc. and TheraSense Inc. subsidiaries of Abbott Laboratories, and Roche Ltd. These competitors’ products, like ours, use a meter and disposable test strips to test blood obtained by pricking the finger or the forearm. Collectively, these companies currently account for approximately 90% of the blood glucose monitoring market, according to Frost & Sullivan. The companies marketing these competing devices are publicly traded companies or divisions of publicly traded companies, and have access to significantly greater resources than we do, which could prevent us from competing effectively against them.

Within the last few years there have been a series of low-cost blood glucose monitoring systems introduced into the United States market. Most of these systems are manufactured by companies based in Asia that have United States distribution partners. These manufacturers offer low-cost alternatives that are being marketed primarily within the mail service, long-term care and durable medical equipment distribution channels. If these companies succeed in penetrating our target market they could threaten our position in the market.

Technological breakthroughs in diabetes monitoring, treatment or prevention could render our products obsolete.

The diabetes treatment market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapeutics for the monitoring, treatment and prevention of diabetes.

Food and Drug Administration, or FDA, approval of a commercially viable continuous glucose monitor or sensor, especially by one of our competitors, that provides accurate real-time data without the need to perform confirmatory finger-stick measurements could have a material adverse effect on our net sales and future profitability. To date, the FDA has approved, for limited applications, five continuous monitors or sensors, one by DexCom, Inc., three by Medtronic Corp., and one by Cygnus Corp., which ceased operations and sold its remaining assets to Animas Corp., a subsidiary of Johnson & Johnson. None of these products are FDA approved for use as a substitute for finger-stick blood glucose testing. Two of the Medtronic products and the Animas product have been approved for limited indications and do not provide real-time blood glucose measurements. The recently approved Medtronic MiniMed Paradigm REAL-Time Insulin Pump and Continuous Glucose Monitoring System and the DexCom STS Continuous Glucose Monitoring System, or STS, both provide continuous real-time blood glucose measurements for a period of up to three days. The Medtronic Paradigm System includes a small implantable sensor that measures glucose levels in subcutaneous tissue and an insulin pump to which the sensor transmits glucose measurements every five minutes. The DexCom STS also includes a small implantable sensor that continuously measures glucose levels in subcutaneous tissue and a small external receiver to which the sensor transmits glucose levels at specified intervals. Both the Medtronic Paradigm System and the DexCom STS require the patient to replace the sensor every three days. Diabetic patients using the Medtronic Paradigm System and the DexCom STS are still required to perform finger-stick measurements of glucose levels. Patients using the Medtronic Paradigm System must perform a confirmatory test with finger-stick measurements prior to every insulin injection. Patients using the DexCom STS are required to calibrate the STS twice per day with finger-stick measurements to ensure reliable operation. Additionally, DexCom is developing a long-term system, which will provide continuous real-time blood glucose measurements for a period of up to one year. Others are also developing technology for long-term continuous glucose monitoring, including Abbott and Medtronic, but progress is difficult to assess. Although the introduction of these continuous blood glucose testing devices could adversely affect our business, no device has yet been approved or, to our knowledge, developed as a replacement to the finger-stick testing method.

Other companies are developing minimally invasive or noninvasive blood glucose testing devices and technologies that could also compete with our devices. We believe that the success of a minimally invasive or noninvasive blood glucose monitor could have an adverse effect on our business.

In addition, large pharmaceutical and biotechnology companies and research organizations like the National Institute of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes treatment or prevention.

Any successful effort by one or more of our competitors to replicate our marketing strategy could have an adverse effect on our business.

Although we believe that none of our competitors has adopted a co-branding strategy similar to ours, there is no legal or regulatory impediment to their doing so. Therefore, one or more of our competitors may offer our current customers their own co-branded products as an alternative to our products. Any successful effort by them to replicate our marketing strategy could have an adverse effect on our business.

If we fail to develop new products or if the pace of our product development fails to keep up with that of our competitors, our net sales and future profitability could be adversely affected.

We are currently developing new products and enhancements to our current products. Development of these products requires additional research and development expenditures. Marketing of these products will require FDA and international regulatory clearances or approvals. We may not be successful in developing, manufacturing or marketing these new products. Furthermore, if our pace of product development fails to keep up with our competitors, many of which have substantially greater resources than us, our net sales and future profitability could be adversely affected.

Our inability to adequately protect our intellectual property could allow our competitors and others to manufacture and market products based on our patented or proprietary technology and other intellectual property rights, which could substantially impair our ability to compete.

Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us. Despite our efforts to safeguard our intellectual property rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other proprietary information. Our inability to adequately protect our intellectual property could allow our competitors and others to manufacture and market products based on our patented or proprietary technology or other intellectual property rights, which could substantially impair our ability to compete.

We may in the future need to assert claims of infringement against third parties to protect our intellectual property. Litigation to enforce our intellectual property rights in patents, copyrights, or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights have not been infringed, are invalid, or are unenforceable, and could award attorney fees.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping applicable products or require us to obtain licenses from third parties or to develop non-infringing alternatives, and could subject us to substantial monetary damages and injunctive relief.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Although we perform investigations of the intellectual property of third parties, we cannot be certain that we have not infringed any such intellectual property rights. Any such infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products. We could be prohibited from shipping products that are found to infringe. We also could be forced to obtain licenses from third parties or to develop a non-infringing alternative, which could be costly and time-consuming. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

In April 2005, we paid $5.0 million to settle a claim by a competitor that one of our products infringed on one of their patents. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report. In February 2004, Roche Diagnostics Corporation (“Roche”) filed suit against us, alleging that our

TrueTrack Smart System infringes claims in two Roche patents. Roche is seeking damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleges willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. Although the Court has ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable and has granted our motion for Summary Judgment for non-infringement with respect to the second patent, these rulings are currently subject to appeal by Roche. See Item 3. — “Legal Proceedings” below.

Competitive bidding for durable medical equipment suppliers could negatively affect our business.

The Medicare Modernization Act provides for a program for competitive bidding of certain durable medical equipment items, which are expected to include diabetes test strips and other diabetes testing items, beginning in calendar year 2007. The competitive bidding program is expected to be implemented in up to ten metropolitan areas in 2007 and then gradually implemented in additional competitive bid areas. Under the proposed competitive bidding regulations, a regional or national durable medical equipment, prosthetics, orthotics and supplies competitive bidding program may be implemented in 2010. To the extent that any such competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.

A significant disruption by certain of our vendors could have a material adverse effect on our production output, net sales and overall financial performance.

We rely upon certain vendors to supply certain parts for our products on a sole source basis. Some of our arrangements with these vendors are not on a contractual basis and can be terminated by either party with no advance notice. Although we have identified alternative vendors for the parts supplied by these sole source vendors, if there is a sudden termination, we may not be able to qualify these alternative vendors under the FDA’s Quality System Regulation in sufficient time to prevent a disruption in production output. Such a disruption could have a material adverse effect on our production output, net sales, and overall financial performance.

Product liability suits, whether or not meritorious, could be brought against us based on allegations of defective products or for the misuse of our products. These suits could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If someone claims our products are defectively designed or manufactured, or contain defective components, whether or not such claims are meritorious, we may become subject to substantial and costly litigation. Misusing our products or failing to adhere to the operating guidelines of our product usage insert in our user guides could cause diabetics to improperly maintain their blood glucose levels, which could cause them significant harm, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we believe that we are reasonably insured against these risks, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry, could prevent or interfere with our product commercialization efforts, and could reduce product net sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

Failure to secure or retain third-party coverage or reduced reimbursement for our products by third-party payors could adversely affect our business and operating results.

Many of our products are ultimately paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, Medicare and Medicaid. Healthcare market initiatives in the United States may lead third-party payors to decline or reduce reimbursement for our products. International market acceptance of our products may depend, in part, upon the availability of reimbursement within prevailing healthcare systems. Reimbursement and healthcare systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.

We believe that in the future reimbursement will be subject to increased restrictions both in the United States and in international markets. We further believe that the overall escalating cost of medical products and services will continue to lead to increased pressures on the healthcare industry, both domestic and international, to reduce the cost of products and services, including our current products and products under development. There can be no assurance that third-party reimbursement and coverage will be available or adequate in either the United States or international markets or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our existing products or products currently under development by us or our ability to sell our products on a profitable basis. The unavailability of third-party payor coverage or the inadequacy of reimbursement could have a material adverse effect on our business, financial condition and results of operations.

Certain third-party payors are currently classifying our Sidekick disposable blood glucose monitoring system as a meter, rather than as test strips. Since third-party payors generally will reimburse for a new meter only once every year or two, these classifications could have an adverse effect on our ability to grow sales of our Sidekick system. We are working to persuade those third-party payors to reclassify the Sidekick for test strip reimbursement, which would allow for the reimbursement of recurring purchases consistent with standard test strip reimbursement frequencies; we have had success in some states, but not in others, and cannot be certain that our efforts will be successful in the future.

We operate a manufacturing facility in Taiwan and may expand further into markets outside the United States, which subjects us to additional business and regulatory risks.

We operate a manufacturing facility in Taiwan and intend to increase our operations in international markets. We expect that an increasingly significant portion of our net sales and expenses will be derived from operations in foreign countries. Conducting business internationally subjects us to a number of risks and uncertainties, including:

•	fluctuations in foreign currencies;

•	unexpected delays or changes in regulatory requirements;

•	availability of reimbursement within prevailing healthcare payment systems;

•	delays and expenses associated with tariffs and other trade barriers;

•	restrictions on and impediments to repatriation of our funds and our distributors’ ability to make payments to us;

•	political and economic instability;

•	difficulties and costs associated with attracting and maintaining third-party distributors;

•	uncertainty in shipping and receiving products and product components;

•	increased difficulty in collecting accounts receivable and longer accounts receivable cycles in certain foreign countries; and

•	adverse tax consequences or overlapping tax structures.

Any of these risks could have an adverse effect on our financial condition and results of operations.

We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies being given to patients;

•	quality of medical equipment and services;

•	confidentiality, maintenance, and security issues associated with medical records and individually identifiable health information;

•	false claims;

•	professional licensure; and

•	labeling products.

These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations.

We believe that we are in compliance with all applicable healthcare industry regulations and laws. However, regulatory authorities that enforce the various statutes may determine that we are violating federal, state, or local laws and we may need to restructure some of our operations.

If our operations are found to be in violation of any of these federal, state, or local laws and regulations or the other governmental regulations which govern our activities, we may be subject to the applicable penalties associated with the violation, including civil and criminal penalties, damages, fines, or curtailment of our operations, which, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of these laws and regulations is increased by the fact that many of laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In addition, healthcare laws and regulations may change significantly in the future. We monitor these developments and modify our operations from time to time as the regulatory environment changes. Any new healthcare laws or regulations may adversely affect our business or restrict our operations. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Any future healthcare investigations of our executives, our managers, or us could result in significant liabilities or penalties, as well as adverse publicity.

All of our manufacturing operations are conducted at our facilities in the United States and in Taiwan. Any disruption at either of our facilities could increase our expenses and have a material adverse effect on our results of operations.

All of our manufacturing operations are conducted at our facilities in Fort Lauderdale, Florida, and in Hsinchu City, Taiwan. The concentration of much of our operations and manufacturing in Florida and Taiwan makes us more vulnerable than some other industry participants to the risks associated with adverse weather conditions such as hurricanes and tropical storms. A natural disaster, such as a hurricane, tropical storm, typhoon, tornado, earthquake, fire, or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, and other natural disasters may not be adequate to cover our losses in any particular case.

For the year ended December 31, 2006, we derived approximately 27.4% of our total net sales from two customers. The loss of either of those customers could have a material adverse effect on our financial condition and results of operations.

In the year ended December 31, 2006, our two largest customers, McKesson Corporation (including its McKesson Medical Surgical division) and Walgreen Co., accounted for approximately 15.5% and 11.9%, respectively, of our total net sales. Our principal customers may not continue to purchase our products for competitive or other reasons. The loss of any of our principal customers could have a material adverse effect on our financial condition and results of operations.

To the extent we acquire complementary businesses or technologies in the future, we may experience difficulty integrating those acquisitions. Additionally, we may incur debt to finance those acquisitions, which adds additional financial risk to our business. To the extent we incur too much debt in undertaking acquisitions, we may adversely affect our financial position and operating results.

The process of integrating acquired businesses or technologies may involve unforeseen difficulties and may require significant financial and other resources and a disproportionate amount of management’s attention. We may not be able to successfully manage and integrate new businesses or technologies into our existing operations or successfully maintain the market share attributable to any acquired businesses. We may also encounter cost overruns related to such acquisitions. To the extent we experience some or all of these difficulties, our financial condition would be adversely affected. Any such acquisitions may cause the Company to incur additional indebtedness, increasing our debt service requirements and the amount of our cash flow that would have to be directed to the repayment of debt, which could adversely affect our operating results and financial position.

We may not be able to raise additional funds through public or private financings or additional borrowings, which could have a material adverse effect on our financial condition.

Our cash on hand, cash flow from operations and present borrowing capacity may not be sufficient to fund necessary capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financings or additional borrowings. We may not be able to obtain any such capital resources in sufficient amounts or on acceptable terms, if at all. If we are unable to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.

We could be adversely affected if we lost the services of our officers and key employees.

The success of our business is highly dependent upon the services, efforts and abilities of J. Richard Damron, Jr., our President and Chief Executive Officer, and our other officers and key employees. Our business could be materially and adversely affected by the loss of any of these individuals. We do not maintain key man life insurance on the lives of any of our executive officers or key employees.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 in a timely manner, it may affect the reliability of our internal control over financial reporting.

Beginning the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our auditors will be required to deliver an attestation report on management’s assessment of, and the operating effectiveness of, our internal control over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning in the year ending December 31, 2007. The existence of one or more material weaknesses would preclude a conclusion by management that we maintained effective internal control over financial reporting.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting.

We are incurring increased costs as a result of being a public company.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We are currently evaluating these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our debt agreement contains restrictions that limit our flexibility in operating our business.

Our debt agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	create additional liens;

•	repurchase our capital stock other than pursuant to employee compensation plans; and

•	participate in a change of control of the Company.

If we fail to obtain or maintain necessary FDA clearances or approvals for products, or if approvals are delayed, we will be unable to commercially distribute and market our products in the United States.

Our products are subject to extensive regulation in the United States and in foreign countries where we do business. Unless an exemption applies, each device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months from the date the application is complete, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is complete or even longer. However, achieving a completed application is a process that may take numerous clinical trials and require the filing of amendments over time. Delays in obtaining clearance or approval could adversely affect our revenues and profitability.

Modification to our marketed devices may require new 510(k) clearances or premarket approvals or require us to cease marketing or recall the modified devices until these clearances are obtained.

Any modification to an FDA cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or possibly premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. The FDA may not agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the Quality System Regulation through unannounced inspections. We are currently undergoing a Good Manufacturing Process (GMP) inspection by the FDA. During March 2006, we participated in the FDA’s Accredited Persons Third Party QSIT (Quality System Inspection Technique) Inspection Program. This audit was performed by TUV Rheinland of America, or TUV, to assess our quality system and demonstrate compliance with the FDA’s Quality System Regulation, as well as international quality systems standards. Based on the audit results, our quality system certifications remain in good standing. If we or one of our suppliers fail a Quality System Regulation inspection or if our corrective action plan is not sufficient, our operations could be disrupted and our manufacturing delayed. If we fail to take adequate corrective action in response to any FDA observations, we could face various enforcement actions, which could include a shut-down of our manufacturing operations and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements. However, all components received from our suppliers undergo some level of inspection to assure that these components meet our established requirements as necessary to assure product quality.

We have been sued by an individual who claims compensation for consulting services.

In 2001, a lawsuit was filed against us, MIT Development Corp., or MIT, George H. Holley and the Estate of Robert Salem. The plaintiff claims that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem. Among other things, he claims he was to receive 10% of the increase in the value received by MIT, Holley or Salem from HDI in connection with any transaction with HDI. In November 1999, HDI acquired MIT from Messrs. Holley and Salem. In March 2007, a settlement in principle was agreed by the parties to this lawsuit. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration is $0.6 million and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem. The specific terms of the settlement are subject to final court approval. See Item 3 — “Legal Proceedings” below.

Risks related to our common stock

We are controlled by our officers and directors and one large non-management stockholder.

As of March 7, 2007, our officers and directors and Judy Salem, individually and as executrix for The Estate of Robert Salem, our largest non-management stockholder, beneficially owned approximately 45.0% of our outstanding common stock. Accordingly, they may be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentration makes it unlikely that any other holder of our common stock will be able to affect our management or direction. These factors may also have the effect of delaying or preventing a change in the management or voting control of HDI.

Our existing dividend policy may limit our payment of dividends.

We have never declared a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. We expect that all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business.

Preferred stock, with rights and preferences adverse to the voting power or other rights of holders of our common stock, may be issued without stockholder approval.

Our certificate of incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our common stockholders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids and thereby preventing common stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Provisions in our certificate of incorporation and bylaws and of Delaware corporate law may make a takeover difficult.

Provisions in our certificate of incorporation and bylaws and of Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change our management and board of directors.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 122,000 square feet of office and manufacturing space at our principal facility in Fort Lauderdale, Florida under a 180-month lease, expiring February 2013, with monthly payments of approximately $130,000. We also lease office space in Fort Lauderdale, Florida under a 60-month lease, expiring October 2011, with monthly payments of approximately $20,000.

We lease approximately 16,000 square feet of manufacturing space at our facility in Hsinchu City, Taiwan, under a 12-month lease, expiring December 2007, with monthly payments of approximately $10,000.

Item 3.	Legal Proceedings

We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.

In February 2004, Roche Diagnostics Corporation filed suit against us and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleges that HDI’s TrueTrack Smart System infringes claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche sought damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleged willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted our motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings are currently subject to appeal by Roche. In the event of an appeal, we will vigorously defend ourselves.

In March 2007, a settlement in principle was agreed by the parties to a lawsuit against us, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, George Holley or Robert Salem resulting from cash or other assets received from us in connection with any transaction with us. In November 1999, we acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration is $0.6 million and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” we recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. The specific terms of the settlement are subject to final court approval. See Note 16 to our audited financial statements included elsewhere in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 19, 2007, 17,725,900 shares of our common stock were outstanding. As of March 19, 2007, the number of holders of record of our common stock was 80.

Our common stock began trading on the NASDAQ National Market under the symbol “HDIX” on September 21, 2006. Prior to that time, there was no trading market for our common stock. The following table sets forth, for each of the periods indicated, the high and low sales prices per share on the NASDAQ National Market:

	Low	High

Fiscal Year Ended December 31, 2006
Third Quarter (beginning September 21, 2006)	$12.25	$13.20
Fourth Quarter	$10.55	$13.20

The last reported sales price for our common stock on the NASDAQ National Market on March 19, 2007 was $10.38 per share.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about HDI’s common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members or the board of directors under all of our existing equity compensation plans:

Number of shares of
common Stock
	Number of shares of		remaining available for
	common stock to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price per share	equity compensation plans
	outstanding options,	of outstanding options,	(excluding shares
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,302,556 (1)	$4.37	1,724,000(2)

(1)	Includes 773,721 shares of common stock issuable upon the exercise of options that were outstanding under our 1992 Stock Option Plan, 1,407,573 shares of common stock issuable upon the exercise of options that were outstanding under our 2002 Stock Option Plan, 276,000 shares of common stock issuable that were outstanding under our 2006 Equity Incentive Plan, and 817,460 shares of common stock issuable upon the exercise of outstanding options that were granted other than pursuant to such plans, the terms of which are substantially similar to those of such plans, in each case, as of December 31, 2006. Also includes 27,800 shares issuable upon the exercise of a warrant outstanding.

(2)	Represents the difference between the number of shares of our common stock issuable under our 2006 Equity Incentive Plan, and the number of shares of our common stock issued under such plans and options as of December 31, 2006, which consist of options to acquire 276,000 shares of common stock (net of forfeitures).

Recent Sales of Unregistered Securities

On December 27, 2006, we issued 19,000 shares of our common stock to Business Growth Partners LLC for a purchase price of $0.01 per share, or $190.00 in the aggregate, pursuant to the partial exercise by Business Growth Holders LLC of an outstanding warrant to purchase our common stock. On January 8, 2007, we issued 27,800 shares of our common stock to Business Growth Partners LLC for a purchase price of $0.01 per share, or $278.00 in the aggregate, pursuant to the exercise by Business Growth Holders LLC of the remaining unexercised portion of the warrant referred to in the preceding sentence.

The above-described issuances of securities of HDI were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

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

During the fourth quarter of 2006, we used $0.5 million of the net proceeds to us from our initial public offering to make payments on the purchase of certain manufacturing equipment for new product development (out of a total purchase price of approximately $14.0 million).

Of the remaining $22.2 million of the net proceeds to us from our initial public offering, we intend to use approximately $5.0 million to complete the purchase of such manufacturing equipment and the remainder for working capital and general corporate purposes. Pending such use, we have deposited such remaining net proceeds of our initial public offering in a money market fund.

PERFORMANCE GRAPH

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on September 21, 2006, the first trading day following our initial public offering, in (i) our common stock, (ii) the Nasdaq Composite Index, U.S. Companies, and (iii) the Russell 3000 Medical and Dental Supplies Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, the Company has not declared any dividends).

	Year End
	September 21,	December 31,
	2006	2006

HDIX	100	84.06
Peer Index	100	106.76
NASDAQ	100	107.64

The Stock Price Performance Graph shall not be deemed incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, notwithstanding any general statement contained in any such filing incorporating this Annual Report on Form 10-K by reference, except to the extent the Company incorporates the Graph by specific reference.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on or as of the dates and for the periods indicated. The selected financial data presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes to those consolidated financial statements, included elsewhere in this Annual Report.

	Years ended December 31,
	2002	2003	2004	2005	2006
	(unaudited)
	(In thousands, except for per share data)
Consolidated statement of operations data:
Net sales	$72,399	$73,709	$85,082	$100,165	$112,628
Cost of sales	29,464	29,400	35,570	41,149	44,287

Gross profit	42,935	44,309	49,512	59,016	68,341

Operating expenses:
Selling, general and administrative(1)	24,048	22,581	29,021	37,259	42,603
Research and development	6,366	5,990	5,713	6,526	8,230
Litigation settlement	—	—	5,000	—	3,000

Total operating expenses	30,414	28,571	39,734	43,785	53,833

Income from operations	12,521	15,738	9,778	15,231	14,508
Change in fair value of warrant put option	189	321	1,075	2,803	(59)
Interest expense, net	3,376	3,032	4,658	712	(167)
Other expense (income)	13	129	387	(198)	44

Income before income taxes	8,943	12,256	3,658	11,914	14,690
Provision for income taxes	4,067	4,323	1,692	5,982	4,381

Net income	$4,876	$7,933	$1,966	$5,932	$10,309

Per share data:
Net income per common share:
Basic	$0.35	$0.57	$0.14	$0.43	$0.70

Diluted	$0.35	$0.56	$0.14	$0.39	$0.59

Weighted-average shares used in computing net income per common share:
Basic	13,783	13,815	13,815	13,740	14,811

Diluted	13,989	14,068	14,061	15,078	17,373

	Years ended December 31,
	2002	2003	2004	2005	2006
	(unaudited)
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$1,207	$737	$6,939	$3,483	$26,487
Working capital	6,486	10,482	13,843	9,364	42,401
Total assets	68,389	71,109	81,018	85,615	117,676
Long-term debt, less current portion	14,248	10,766	10,250	1,250	—
Mandatorily redeemable preferred stock	1,153	1,153	1,153	1,152	—
Total stockholders’ equity	31,664	39,859	42,332	49,146	97,113

(1)	Includes stock-based compensation expense of $0.1 million in 2003, $12,882 in 2004, $1.6 million in 2005 and $1.2 million in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the years described. This discussion contains forward-looking statements. Please see “Cautionary Statement Concerning Forward-looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements and risk factors. The operating results for the years presented were not significantly affected by inflation.

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

We sell our products in the following distribution channels:

•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population. The mail service channel was our primary distribution channel until 2003, when we expanded our distribution in the retail and domestic distribution channels with the introduction of our TrueTrack Smart System.

•	International — the international channel consists primarily of sales to distributors in Latin America, the United Kingdom, Germany, Australia and China. In May 2005, we acquired our United Kingdom distributor, and we continually evaluate opportunities to partner with or acquire distributors in other international markets.

Our net sales by channel were as follows for the years indicated:

	Years ended December 31,
	2004		2005		2006
	(in thousands)

Retail	$18,929	22.2%	$20,502	20.5%	$25,118	22.3%
Domestic distribution	42,481	49.9%	53,340	53.3%	63,092	56.0%
Mail service	15,697	18.5%	16,159	16.1%	13,095	11.6%
International	7,975	9.4%	10,164	10.1%	11,323	10.1%

	$85,082	100.0%	$100,165	100.0%	$112,628	100%

We enter into agreements with certain of our customers from time to time addressing terms of sale, volume discounts, minimum requirements for maintaining exclusivity and the like. However, we do not rely on written agreements to any significant extent, but rather on our relationships with our customers. Most of our sales are made pursuant to purchase orders, and we do not have any agreements that require customers to purchase any minimum amount of our products. We have an agreement with one of our largest customers, McKesson, that provides for its Medical Surgical division to be the exclusive distributor of our TrueTrack Smart System for the long-term care market, so long as certain minimum purchase thresholds were met. Although the agreement does not require McKesson to purchase any minimum amount of our products, other than to maintain exclusivity, over one half of our sales to McKesson in 2006 were pursuant to the agreement.

Our gross margins have generally been in the range of 58% to 61%. We strive to maximize our installed base of monitors to drive future sales of our test strips. Monitors, which are sold individually or in a starter kit with a sample of 10 test strips and other supplies, are typically sold at or below cost. It is also common for us to provide monitors free of charge in support of managed care initiatives and other market opportunities. Test strip sales are a significant driver of our overall gross margins. We measure our operating performance in many ways, including the ratio of test strips to monitors sold in a given period. Our gross margins are affected by several factors, including manufacturing cost reductions, the ratio of test strips to monitors, free monitor distributions and product pricing.

Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer and technical service, finance and administrative expenses and stock-based compensation expenses. We have been and continue to be involved in patent related litigation concerning certain of our products. Our legal costs (excluding litigation settlements), which were 4.7%, 5.5% and 3.4% of net sales in 2004, 2005 and 2006, respectively, can be significant, and the timing difficult to predict. We expect our selling, general and administrative expenses to increase for costs associated with being a publicly traded company, including accounting and auditing, legal, insurance, director compensation, Sarbanes-Oxley compliance and other costs. We also expect our selling, general and administrative expenses to increase as we expand our sales and marketing efforts in line with continued sales growth.

We have made significant investments in our research and development initiatives. Our research and development costs have generally been in the range of 6% to 7% of our net sales and include salaries and related costs for our scientists and staff as well as costs for clinical studies, materials, consulting and other third-party services. Our research and development team is working to develop new technologies that we believe will broaden our product portfolio and enhance our current products.

Results of operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Years ended December 31,
	2004		2005		2006
	(in thousands)

Net sales	$85,082	100.0%	$100,165	100.0%	$112,628	100.0%
Cost of sales	35,570	41.8%	41,149	41.1%	44,287	39.3%

Gross profit	49,512	58.2%	59,016	58.9%	68,341	60.7%

Operating expenses:
Selling, general and administrative	29,021	34.1%	37,259	37.2%	42,603	37.8%
Research and development	5,713	6.7%	6,526	6.5%	8,230	7.3%
Litigation settlement	5,000	5.9%	—	0.0%	3,000	2.7%

Total operating expenses	39,734	46.7%	43,785	43.7%	53,833	47.8%

Income from operations	9,778	11.5%	15,231	15.2%	14,508	12.9%

Change in fair value of warrant put option	1,075	1.3%	2,803	2.8%	(59)	(0.0)%
Interest expense, net	4,658	5.5%	712	0.7%	(167)	(0.1)%
Other expense (income), net	387	0.4%	(198)	(0.2)%	44	0.0%

Income before income taxes	3,658	4.3%	11,914	11.9%	14,690	13.0%
Provision for income taxes	1,692	2.0%	5,982	6.0%	4,381	3.8%

Net income	$1,966	2.3%	$5,932	5.9%	$10,309	9.2%

Year ended December 31, 2006 as compared to year ended December 31, 2005

Net sales increased $12.5 million, or 12.4%, to $112.6 million for the year ended December 31, 2006, as compared to $100.2 million in 2005. The increase was due to higher sales volume of $9.7 million, higher average selling prices of $0.9 million and reduced sales returns of $2.6 million, partially offset by increased managed care rebates of $0.7 million. The increased volume of $9.7 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $14.1 million, partially offset by a decrease in our photometric system and other sales of approximately $4.4 million. The $0.9 million average selling price increase was primarily driven by a greater mix of higher priced biosensor system test strip sales. The $2.6 million reduction in our provision for sales returns resulted primarily from favorable return rates for our biosensor systems which have stabilized since launching in 2003. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.

Cost of sales increased $3.1 million, or 7.6%, to $44.3 million for the year ended December 31, 2006, as compared to $41.1 million in 2005. This $3.1 million increase was driven primarily by increased costs of $2.4 million associated with higher sales volume and $0.7 million of costs associated with increased distribution of free monitors for managed care and other initiatives. As a percentage of net sales, cost of sales decreased to 39.3% for the year ended December 31, 2006, as compared to 41.1% in 2005. Increases to the strip to meter ratio contributed to 0.8% of the decrease. In addition, net revenue increases due to pricing and reduced sales returns, offset by increased managed care rebates, contributed to 1.0%.

Gross profit increased $9.3 million, or 15.8%, to $68.3 million for the year ended December 31, 2006, as compared to $59.0 million in 2005. The increase is due to higher sales volume of $7.3 million, improved pricing of $0.9 million and reduced sales returns of $2.6 million, partially offset by increased managed care rebates of $0.7 million and increased costs of $0.7 million associated with increased distribution of free monitors. As a percentage of net sales, gross profit improved to 60.7% for the year ended December 31, 2006, as compared to 58.9% in 2005. The increase in gross profit percentage is due to the decrease in cost of sales as a percentage of net sales, as noted above.

Selling, general and administrative expenses increased $5.3 million, or 14.3%, to $42.6 million for the year ended December 31, 2006, as compared to $37.3 million in 2005. The increase is primarily due to an increase of $3.9 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth, increased professional fees associated with being a publicly traded company of $0.8 million, higher sales and marketing costs of $0.6 million to support our sales growth, $0.5 million associated with our United Kingdom distributor, which we acquired in May 2005, and $1.6 million in other general and administrative expenses associated with supporting the continuing growth of our operations. These increases were partially offset by decreased legal costs of $1.6 million and by decreased stock-based compensation expense of $0.5 million. Our legal costs in 2005 reflect costs associated with the patent settlement paid in 2005 and costs associated with the Roche litigation. All stock-based compensation related to options issued prior to January 1, 2006 have been accounted for under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and all options issued subsequent to January 1, 2006 have been accounted for under the provisions of SFAS 123R, “Share-Based Payments”. As a percentage of net sales, selling, general and administrative expenses increased to 37.8%, as compared to 37.2% for the years ended December 31, 2006 and 2005, respectively. This increase was primarily due to increased salaries and benefits and professional fees, partially offset by decreased legal fees and stock-based compensation, as described above.

Research and development expenses increased $1.7 million, or 26.1%, to $8.2 million for the year ended December 31, 2006, as compared to $6.5 million in 2005. As a percentage of net sales, research and development costs were 7.3%, as compared to 6.5% for the years ended December 31, 2006 and 2005, respectively. The increase is primarily due to increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.

Litigation settlement expenses were $3.0 million in 2006 and related to an accrual for the estimated settlement for litigation brought by Leonard Brandt in 2001 against us and two of our principal shareholders, which we recorded, pursuant to Staff Accounting Bulletin No. 107 Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders.” Our share of the settlement consideration is $0.6 million and the remaining $2.4 million will be funded by two of our principal shareholders. The specific terms of the settlement are subject to final court approval (See Note 16).

Operating income was $14.5 million, or 12.9% of net sales for the year ended December 31, 2006, as compared to $15.2 million, or 15.2% of net sales, in 2005. The decrease in operating income in aggregate dollars and as a percentage of sales was due to the litigation settlement and higher operating expenses, partially offset by overall sales growth and an improvement in gross margins, noted above.

The adjustment to the fair value of the Warrant Put Option through the date of the initial public offering (“IPO”) resulted in income of $58,700 as compared to expense of $2.8 million for the years ended December 31, 2006 and 2005, respectively.

Interest expense, net decreased from $0.7 million of expense for the year ended December 31, 2005 to $0.2 million of income for the year ended December 31, 2006. The decrease in interest expense, net was primarily due to a lower average debt balance outstanding during the year ended December 31, 2006 as compared to 2005 and increased interest income in 2006. We used the proceeds from IPO to pay off our outstanding debt balances. Interest income was earned on the net proceeds from the IPO. See Liquidity and Capital Resources below.

Our effective tax rate for the years ended December 31, 2006 and 2005 was 29.8% and 50.2%, respectively. The decrease in the effective rate was primarily due to the decrease in the change in fair value of the Warrant Put Option, which is not taxable and the recognition of an income tax benefit of approximately $1.5 million related to the recognition of previously unclaimed research and development (“R&D”) tax credits associated with tax years 1998 through 2005. We elected to pursue the tax credits in 2006 due to changes in economic circumstances including increased R&D spending to develop new products and to reduce our cash income tax payments. Our cash taxes have gradually increased since 2003 when we became a cash tax payer following the complete utilization of our net operating losses. We completed our R&D tax study during the year ended December 31, 2006. R&D tax credits covering the years 1998 through 2004 are presently under audit by the Internal Revenue Service in connection with the audit of our 2003 and 2004 federal tax return. During the year ended December 31, 2006, we recognized our estimate of the amount of the tax credit we believe will ultimately be realized. Adjustments to the amounts recognized will be recorded in the period they become probable and can be reasonably estimated. The effective tax rate for year ended December 31, 2005 exceeded the statutory federal rate (35%), primarily as a result of the increase in the fair value of the Warrant Put Option and stock-based compensation expense for incentive stock options, both of which are not deductible for income tax purposes.

Net income increased to $10.3 million for the year ended December 31, 2006, as compared to $5.9 million in 2005. The increase in net income for the year ended December 31, 2006 was due primarily to reduced expense related to the change in fair value of the Warrant Put Option and the lower provision for income taxes due to the R&D tax credit. The litigation settlement in 2006 reduced net income by $2.8 million.

Diluted net income per common share was $0.59 on weighted average shares of 17.4 million for the year ended December 31, 2006, as compared to $0.39 on weighted average shares of 15.1 million in 2005.

Year ended December 31, 2005, as compared to year ended December 31, 2004

Net sales increased $15.1 million, or 17.7%, to $100.2 million for the year ended December 31, 2005, as compared to $85.1 million in 2004. The increase was due to higher sales volume of $13.3 million and higher pricing of $4.5 million, partially offset by increased managed care rebates of $0.9 million and increases in our provision for sales returns of $1.8 million. The increased volume of $13.3 million reflects the continued trend of increased distribution of our biosensor systems, totaling approximately $31.6 million, partially offset by a decrease in our photometric system and other sales of approximately $18.3 million, reflecting a shift to our biosensor products. The $4.5 million pricing increase was driven by a greater mix of higher priced biosensor system test strip sales. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products, and the increased provision for sales returns was related primarily to increased sales volume.

Cost of sales increased $5.6 million, or 15.7%, to $41.1 million for the year ended December 31, 2005, as compared to $35.6 million in 2004. This $5.6 million increase was driven by increased costs of $3.1 million associated with higher sales volume and $2.7 million of costs associated with increased distribution of free monitors for managed care and other initiatives. These costs were partially offset by product cost savings of $0.2 million associated primarily with reduced manufacturing costs related to our monitors. As a percentage of net sales, cost of sales decreased to 41.1% for 2005 from 41.8% in 2004. Net revenue increases due to pricing, offset by increased managed care rebates and provisions for sales returns, contributed to 0.8% of the decrease and cost savings contributed 0.2% of the decrease. These decreases were offset by 0.3% associated with a decline in the ratio of test strip to monitor sales, driven by an increase in the distribution of free monitors.

Gross profit increased $9.5 million, or 19.2%, to $59.0 million for the year ended December 31, 2005, as compared to $49.5 million in 2004. The increase is due to higher sales volume of $10.2 million, improved pricing of $4.5 million and cost savings of $0.2 million, partially offset by increased costs of $2.7 million associated with free monitor distributions, increased managed care rebates of $0.9 million and increases in our provision for sales returns of $1.8 million. As a percentage of net sales, gross profit improved to 58.9% for the year ended December 31, 2005 from 58.2% in 2004. The increased gross profit percentage was driven primarily by the decline in cost of sales as a percentage of net sales, as noted above.

Selling, general and administrative expenses increased $8.2 million, or 28.4%, to $37.3 million for the year ended December 31, 2005, as compared to $29.0 million in 2004. The increase in aggregate dollars is primarily due to an increase in stock-based compensation expense related to mark-to-market accounting for variable stock options of $1.6 million, increased legal costs of $1.5 million associated primarily with patent litigation, higher sales and marketing costs of $2.2 million to support our sales growth, and $0.9 million associated with our United Kingdom distributor, which we acquired in May 2005. As a percentage of net sales, selling, general and administrative expenses were 37.2% for the year ended December 31, 2005, as compared to 34.1% in 2004. The increase was primarily due to higher stock-based compensation and legal expenses associated with patent litigation.

Research and development expenses increased $0.8 million, or 14.2%, to $6.5 million for the year ended December 31, 2005, as compared to $5.7 million in 2004. As a percentage of net sales, research and development costs were relatively flat at 6.5% of net sales in 2005 as compared to 6.7% in 2004. The increase in aggregate dollars is primarily due to increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.

Litigation settlement expenses were $5.0 million in 2004 and related to an accrual for the settlement of patent litigation with a competitor in April 2005.

Operating income was $15.2 million, or 15.2% of net sales, in 2005, as compared to $9.8 million, or 11.5% of net sales, in 2004. Operating income in 2005 was negatively affected by the increase in stock-based compensation expense of $1.6 million, or 1.6% of net sales. The increases in operating income in aggregate dollars and as a percentage of net sales were due to overall sales growth, an improvement in gross margins, and the accrued legal settlement charge in 2004, which was $5.0 million, or 5.9% of net sales.

During 2002, we issued $5.0 million of 13% Senior Secured Subordinated Notes and issued to the purchaser of those notes a warrant to purchase 614,816 shares of our common stock with an exercise price of $0.01 per share. The holder of the warrant has the right to put the warrant to us, the Put Option, after the fifth anniversary date of the warrant at a redemption value as defined in the agreement. The characteristics of the Put Option meet the criteria under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which require the Put Option to be recorded as a liability on the date of issuance. Further, because the Put Option is considered a derivative financial instrument, it was recorded at its estimated fair value at the date of issuance, in accordance with the terms of the Put Option agreement. The increases in fair value of the Put Option were $2.8 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively, and were recorded as expenses in our consolidated statements of operations during those years. At the closing of our initial public offering in September 2006, the warrant containing the Put Option was exchanged for shares of our common stock and the Put Option was eliminated, resulting in the reclassification of the fair value of the Put Option obligation to permanent equity.

Interest expense, net was $0.7 million for the year ended December 31, 2005, as compared to $4.7 million in 2004. The decrease in interest expense, net was primarily due to repayment of debt. Interest expense, net for the year ended December 31, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our line of credit.

Our effective income tax rates were 50.2% and 46.3% for the years ended December 31, 2005 and 2004, respectively. Our effective income tax rates exceeded the statutory federal rate (35% in 2005 and 34% in 2004) primarily as a result of the increase in the fair value of the Put Option, and, in 2005, stock-based compensation expense for incentive stock options, both of which are not deductible for tax purposes.

Net income increased to $5.9 million for the year ended December 31, 2005, as compared to $2.0 million in 2004. The accrued patent litigation settlement reduced our net income by $3.2 million, after income taxes, in 2004.

Diluted net income per common share was $0.39 on weighted average shares of 15.1 million for the year ended December 31, 2005, as compared to $0.14 on weighted average shares of 14.1 million in 2004.

Liquidity and capital resources

On December 31, 2006, we had approximately $26.5 million of cash and cash equivalents on hand and $7.0 million of capacity under our unsecured revolving line of credit. Our primary capital requirement is to fund capital expenditures. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.

On September 26, 2006, we completed an IPO of 6,599,487 shares of common stock at a price of $12.00 per share, 3,300,000 of which were sold by us and the remainder by selling stockholders. We received net proceeds after underwriting discounts and offering expenses of approximately $35.1 million. We used $10.4 million of the net proceeds of the offering to redeem all the Series F Preferred Stock outstanding and $2.0 million to repay outstanding indebtedness. The redemption of the preferred stock resulted in a dividend charge to stockholders’ equity of $9.2 million. In addition, the holder of a warrant to purchase our common stock exercised its registration rights and exchanged the warrant for 614,303 shares of common stock. These shares were sold at $12 per share in connection with the IPO for a total of $7.4 million which is reflected in stockholders’ equity at December 31, 2006. On October 2, 2006, the underwriters on our IPO, exercised their over-allotment option to purchase 989,923 additional shares of common stock from certain selling stockholders at the public offering price of $12 per share. We did not issue any new shares of common stock or receive any proceeds from the sale of the over-allotment shares.

Under our Fourth Amended and Restated Revolving Credit Agreement (the “Credit Facility”), we have a $7.0 million unsecured revolving line of credit (the “Revolver”) which matures on November 30, 2008. At December 31, 2006, there was no outstanding balance under the Revolver. Borrowings under the Credit Facility bear interest at the LIBOR plus 0.50%. Our Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Credit Facility at December 31, 2006.

Cash flows provided by operating activities were $8.7 million, $13.8 million and $11.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. The decrease in cash provided by operating activities in 2006 as compared to 2005 was due to an increase in cash paid for income taxes of approximately $7.4 million, partially offset by improved operating results and changes in our working capital components. Our cash flows from operating activities in 2004 was reduced by $2.2 million of cash paid for interest associated with the early repayment of subordinated notes payable in 2004.

Cash flows used in investing activities were $3.4 million, $7.9 million and $8.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. These amounts consist primarily of capital expenditures. Capital expenditures in 2005 and 2006 include expenditures for manufacturing equipment for a new blood glucose monitoring system under development. We expect our capital expenditures for 2007 to be approximately $11 to $12 million including the remaining costs for a new blood glucose monitoring system. In addition, in May 2005, we acquired our distributor in the United Kingdom for a purchase price of $1.2 million.

Cash flows provided by (used in) financing activities were $0.6 million, ($9.2) million and $20.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. Cash flows provided by financing activities in 2006 include IPO net proceeds of $35.1 million and proceeds from the exercise of stock options of $0.2 million, offset by payments to redeem our preferred stock of $10.4 million and debt repayments of $5.1 million. Cash flows used in financing activities in 2005 consist primarily of debt borrowings and repayments, including the repayment of $0.9 million of debt assumed in an acquisition in May 2005. During the year ended December 31, 2006, total outstanding amounts under our $7 million revolving credit facility ranged from zero to $3.4 million, primarily reflecting borrowings to fund income tax payments and capital expenditures and repayments from cash provided by operating activities. At December 31, 2006, there was no outstanding balance under the Revolver.

We expect that funds generated from operations, our current cash on hand and funds available under our revolving line of credit, will be sufficient to finance our working capital requirements, fund capital expenditures, and meet our contractual obligations for at least the next twelve months.

Contractual obligations

At December 31, 2006, we had the following contractual obligations and commitments:

	Payments Due
		Less than
Obligation	Total	1 year	1 – 3 years	4 – 5 years

Operating leases (1)	$3,313,292	$2,032,797	$1,129,802	$150,693
Purchase obligations	2,543,083	2,543,083	—	—

	$5,856,375	$4,575,880	$1,129,802	$150,693

(1)	In March 2007, we extended our facility operating lease for 5 years, to expire in February 2013, with monthly payments of approximately $130,000.

Off-balance sheet arrangements

Except as described herein, at December 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. At December 31, 2006, we had a common stock warrant outstanding which enables the holder to acquire 27,800 shares of our common stock at an exercise price of $0.01 per share. This warrant is considered a derivative financial instrument but is not required to be carried as a liability at fair value since the warrant is indexed to our own common stock and classified as permanent equity.

Application of critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change. For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

Revenue recognition.  Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue from product sales when goods are shipped or delivered and title and risk of loss pass to the customer. We generally arrange for the shipment of customer orders and it is our general business practice to replace products that may be damaged or lost while in transit at no additional cost to the customer. Therefore, revenue is generally recognized when goods are received by our customers.

We accept product returns primarily due to the expiration of product life. Revenue is recorded net of an allowance for estimated returns. We estimate returns based on an analysis of historical sales and returns, analyzing the actual return date of the product as compared to the original date of sale of the product. We have estimated based on historical return experience that a reserve is required for future returns covering the prior 18 to 24 months of sales, driven primarily by the 18 to 24 month expiration of our test strip products. Products that exhibit unusual sales or return patterns due to dating or other matters are specifically identified and analyzed as part of the accounting for sales return accruals.

We offer volume discount incentives to certain of our customers, which are recorded as a reduction of revenue in the same period as the revenue is earned. We also have reimbursement agreements with certain managed care providers, Medicaid programs and other third-party payors that require payment of rebates for products provided to their members. We accrue for these rebates as a reduction of revenue based on the reimbursement agreements as well as historical payment trends to these providers. We also offer meters, at no charge, to customers and third-party payors. The cost of these meters is recorded in cost of sales in the period the products are shipped.

Long-lived assets.  We periodically review our property and equipment and identifiable intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Goodwill and other intangible assets.  We do not amortize goodwill or intangible assets that have indefinite lives, but rather test these for impairment at least annually. Intangible assets that have finite useful lives continue to be amortized on a straight-line basis over their estimated useful lives. We test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. In determining the fair value, we utilize discounted future cash flows. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth; (ii) estimated average cost of capital; and (iii) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. The test for goodwill impairment requires significant estimates and judgment about future performance, cash flows and fair value. Our future results could be affected if our estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Contingencies.  We accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and the losses can be reasonably estimated. We analyze our litigation claims based on currently available information to assess potential liability. We develop our estimates of litigation costs in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. These estimates involve significant judgment based on the facts and circumstances of each case. Our future results could be affected if our estimated loss accruals, if any, are below the actual costs incurred. Any resulting loss could have a material adverse impact on our financial condition and results of operations. As disclosed in Note 16 to our consolidated financial statements included elsewhere in this Annual Report, we are involved in litigation involving alleged patent infringement and other matters.

Stock-based compensation.  We adopted the provisions of SFAS No. 123R, “Share Based Payment,” or SFAS 123R, in the first quarter of 2006. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires us to expense the cost of employee services received in exchange for an award of equity instruments, including stock options. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. As permitted under SFAS 123 for private companies, we have been using the minimum value method of measuring equity share options and similar instruments for pro forma disclosure purposes. Accordingly, we are applying the provisions of SFAS No. 123R prospectively solely to new awards and to awards modified, repurchased or cancelled subsequent to January 1, 2006. Under the provisions of SFAS 123R, we have estimated the fair value of new stock option grants using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. Significant changes in these assumptions could materially affect our operating results and financial position.

In accordance with SFAS 123R, we measure the cost of employee services received in exchange for equity-based awards based on grant date fair value. Pre-vesting forfeitures are estimated at the time of grant and are periodically revised in subsequent periods if actual forfeitures differ from those estimates. Equity-based compensation is only recognized for equity-based awards expected to vest.

Prior to January 1, 2006, we accounted for employee stock-based compensation under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized based upon the difference, if any, at the measurement date between the estimated fair market value of the underlying common stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. Certain employee stock options are accounted for as variable stock options due to a repricing in 2001. For these options, a non-cash charge representing the excess of the estimated fair market value or quoted market price of the underlying common stock at the end of each reporting period over the exercise price is recorded as stock-based compensation until the options are fully exercised or forfeited. Prior to the IPO in September 2006, determining the fair value of our common stock required making complex and subjective judgments. In estimating fair value we considered both the value derived by using a discounted future cash flow model as well as actual trading activity in our common stock, if any. Our discounted cash flow model includes significant estimates including future earnings and discount rates.

In June 2005, we completed a voluntary buy back of our common stock for non-employee stockholders owning 11,700 shares or less at a price of $4.27 per share. Approximately 105,300 shares of our common stock were purchased under the buy back, which represented over 64% of the eligible shares. The value of the shares repurchased in connection with this offer and the high level of participation by the population of potential sellers confirmed the reasonableness of our estimated value in April 2005.

Income taxes.  We recognize our provision for income taxes at the applicable U.S. or international tax rates. Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that such amounts will not be realized. U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries since it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time. During the year ended December 31, 2006, we recognized an estimate of the amount of the research and development tax credit we believe we will ultimately realize. Adjustments to the amounts recognized, if any, will be recorded in the period they become probable and can be reasonably estimated.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examinations by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amount of interest and penalties recognized in the statement of operations and financial position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that the adoption of FIN 48 will have on our future results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157,” Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. Effective December 31, 2006, we adopted the provisions of SFAS No. 158 and the resulting adjustments are reflected in our consolidated balance sheet as of December 31, 2006. The adoption of SFAS No. 158 had no impact on the Company’s consolidated statement of operations for the year ended December 31, 2006 (See Note 15).

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We adopted SAB 108 in the fourth quarter of 2006 with no material impact to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our future results of operations and financial position.

Seasonality

Our quarterly sales and operating results may vary significantly from quarter to quarter as a result of seasonal variations in demand. Historically, sales are highest during the third quarter as a result of trade shows held by large domestic distributors. First quarter sales are typically the lowest due to the start of new deductible periods under health plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our Credit Facility is subject to market risk and interest rate changes. The Revolver under the Credit Facility bears interest at LIBOR plus 0.50%. In September 2006, we used proceeds from our IPO to pay in full the remaining outstanding balance of the two term loans. At December 31, 2006, we did not have any borrowings outstanding under our Revolver.

Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars. Therefore, our reported consolidated results of operations and consolidated financial condition are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the years ended December 31, 2006 and 2005, we estimate that a 5.0% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $250,000.

Item 8.	Financial Statements and Supplementary Data

HOME DIAGNOSTICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of
Home Diagnostics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Home Diagnostics, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In 2006, as discussed in Notes 2, 12, and 15 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation and pensions.

/s/ PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida
March 21, 2007

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2006

	December 31,	December 31,
	2005	2006

Assets
Current assets:
Cash and cash equivalents	$3,483,424	$26,487,163
Accounts receivable, net	12,307,473	17,010,471
Inventory	14,954,934	12,389,654
Prepaid expenses and other current assets	788,265	912,117
Income taxes receivable	—	1,455,689
Deferred tax asset	3,614,337	4,709,201

Total current assets	35,148,433	62,964,295
Property and equipment, net	13,261,627	17,932,833
Goodwill	35,573,462	35,573,462
Other intangible assets, net	1,403,195	1,048,781
Deferred tax asset	—	15,140
Other assets, net	228,048	141,504

Total assets	$85,614,765	$117,676,015

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,117,257	$6,655,728
Accrued liabilities	12,866,572	13,907,664
Income taxes payable	2,001,077	—
Promissory notes payable to related party	1,300,000	—
Current portion of long-term debt	2,499,866	—

Total current liabilities	25,784,772	20,563,392
Warrant put option	7,430,344	—
Deferred tax liability	851,565	—
Long-term debt, less current portion	1,250,000	—

Total liabilities	35,316,681	20,563,392

Mandatorily redeemable preferred stock, Class F, $10 par value; 165,000 shares authorized; 115,238 shares issued and outstanding at December 31, 2005	1,152,380	—

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 14,708,212 and 17,697,691 shares issued and outstanding (including shares held in treasury and after giving retroactive effect to the common stock recapitalization and stock split as discussed in Note 1) at December 31, 2005 and December 31, 2006, respectively	147,082	176,977
Additional paid-in capital	49,252,021	93,967,063
Retained earnings	435,394	2,940,376
Accumulated other comprehensive (loss) income	(224,531)	28,207
Treasury stock, Common stock — 1,045,673 shares, at cost, at December 31, 2005 (after giving retroactive effect to the common stock recapitalization and stock split as discussed in Note 1)	(464,262)	—

Total stockholders’ equity	49,145,704	97,112,623

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$85,614,765	$117,676,015

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006

Net sales	$85,082,277	$100,165,306	$112,628,368
Cost of sales	35,570,232	41,148,683	44,287,167

Gross profit	49,512,045	59,016,623	68,341,201

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $12,882 in 2004, $1,649,531 in 2005 and $1,176,627 in 2006)	29,021,509	37,258,821	42,603,110
Research and development	5,712,787	6,525,960	8,229,913
Litigation settlement	5,000,000	—	3,000,000

Total operating expenses	39,734,296	43,784,781	53,833,023

Income from operations	9,777,749	15,231,842	14,508,178

Other income (expense)
Change in fair value of warrant put option	(1,074,615)	(2,803,457)	58,700
Interest (expense) income, net	(4,657,713)	(711,921)	167,153
Other, net	(386,727)	197,644	(44,262)

Total other (expense) income	(6,119,055)	(3,317,734)	181,591

Income before provision for income taxes	3,658,694	11,914,108	14,689,769
Provision for income taxes	(1,692,433)	(5,982,280)	(4,380,340)

Net income	$1,966,261	$5,931,828	$10,309,429

Earnings per common share:
Basic	$0.14	$0.43	$0.70

Diluted	$0.14	$0.39	$0.59

Weighted average shares used in computing earnings per common share:
Basic	13,814,641	13,740,187	14,811,424

Diluted	14,061,460	15,077,963	17,373,401

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
Years Ended December 31, 2004, 2005 and 2006

				Retained	Accumulated
	Common Stock		Additional	earnings	other		Total
	Number of		paid-in	(accumulated	comprehensive	Treasury	stockholders’
	shares	Amount	capital	deficit)	income (loss)	stock	equity

Balance at December 31, 2003	14,699,203	$146,992	$47,564,711	$(7,462,695)	$(378,166)	$(11,953)	$39,858,889
Stock-based compensation expense		—	12,882	—	—	—	12,882

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	493,488	—	493,488
Net income	—	—	—	1,966,261	—	—	1,966,261

Total comprehensive income	—	—	—	—	—	—	2,459,749

Balance at December 31, 2004	14,699,203	146,992	47,577,593	(5,496,434)	115,322	(11,953)	42,331,520
Stock-based compensation expense		—	1,649,531	—	—	—	1,649,531
Treasury stock purchase and Class F preferred stock redemption	—	—	(2,400)	—	—	(452,309)	(454,709)
Exercise of stock options	9,009	90	27,297	—	—	—	27,387

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(339,853)	—	(339,853)
Net income	—	—	—	5,931,828	—	—	5,931,828

Total comprehensive income	—	—	—	—	—	—	5,591,975

Balance at December 31, 2005	14,708,212	147,082	49,252,021	435,394	(224,531)	(464,262)	49,145,704
Stock-based compensation expense	—	—	1,176,627	—	—	—	1,176,627
Exchange of warrant put option	614,303	6,143	7,365,501	—	—	—	7,371,644
Issuance of common stock, net	3,300,000	33,000	35,072,684	—	—	—	35,105,684
Issuance of common shares in distribution of deferred compensation obligation	22,418	224	228,116	—	—	—	228,340
Redemption of mandatorily redeemable preferred stock	—	—	(1,515,243)	(7,703,797)	—	—	(9,219,040)
Stock options and warrants exercised	98,431	984	248,684	—	—	—	249,668
Excess tax benefit from stock options and warrants exercised	—	—	91,829	—	—	—	91,829
Contribution from shareholders	—	—	2,400,000	—	—	—	2,400,000
Treasury stock retired	(1,045,673)	(10,456)	(353,156)	(100,650)	—	464,262	—

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	446,149	—	446,149
Net income	—	—	—	10,309,429	—	—	10,309,429

Total comprehensive income	—	—	—	—	—	—	10,755,578

Adoption of SFAS No. 158, net of tax	—	—	—	—	(193,411)	—	(193,411)
Balance at December 31, 2006	17,697,691	$176,977	$93,967,063	$2,940,376	$28,207	$—	$97,112,623

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006

Cash flows from operating activities
Net income	$1,966,261	$5,931,828	$10,309,429
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	2,956,174	3,612,570	4,403,977
Amortization of deferred financing and debt issuance costs	906,335	41,210	65,026
Loss on asset disposal	885	5,918	54,892
Bad debt expense	—	10,000	89,448
Deferred income taxes	(1,908,505)	(392,060)	(2,079,086)
Change in fair value of warrant put option	1,074,615	2,803,457	(58,700)
Stock-based compensation expense	12,882	1,649,531	1,176,627
Accrual (payment) of litigation settlement	5,000,000	(5,000,000)	3,000,000
Changes in assets and liabilities:
Accounts receivable	(1,963,092)	(910,698)	(4,792,446)
Inventories	1,815,826	(3,763,395)	2,589,580
Prepaid expenses and other current and non-current assets	79,142	1,536,919	(447,420)
Income taxes receivable and income taxes payable	(1,492,617)	1,986,787	(3,364,936)
Accounts payable	(62,334)	1,956,768	(1,061,529)
Accrued liabilities	339,107	4,361,699	1,250,764

Net cash provided by operating activities	8,724,679	13,830,534	11,135,626

Cash flows from investing activities
Capital expenditures, including acquisition of technology	(3,415,943)	(6,683,809)	(8,573,154)
Acquisition of business, net of cash acquired	—	(1,202,914)	—

Net cash used in investing activities	(3,415,943)	(7,886,723)	(8,573,154)

Cash flows from financing activities
Borrowings on term loans and notes payable	5,000,000	—	—
Repayment of term loans and notes payable	(4,167,503)	(5,916,800)	(3,749,866)
Repayment of debt assumed in acquisition	—	(858,375)	—
Repayment of notes payable to related party	—	(1,950,000)	(1,300,000)
Payment of capital lease obligations	(184,514)	—	—
Payment of debt financing costs	(73,569)	(13,318)	(4,700)
Redemption of mandatorily redeemable preferred stock	—	—	(10,371,420)
Proceeds from issuance of common stock	—	—	35,105,684
Proceeds from exercise of stock options	—	27,387	249,668
Excess tax benefits from stock-based compensation expense	—	—	91,829
Purchases of treasury stock	—	(455,009)	—

Net cash provided by (used in) financing activities	574,414	(9,166,115)	20,021,195
Effect of exchange rate changes on cash and cash equivalents	318,822	(233,455)	420,072

Net increase (decrease) in cash and cash equivalents	6,201,972	(3,455,759)	23,003,739
Cash and cash equivalents
Beginning of year	737,211	6,939,183	3,483,424

End of year	$6,939,183	$3,483,424	$26,487,163

Supplemental cash flows disclosures:
Cash paid during the year for:
Interest	$5,288,108	$726,742	$223,238

Income taxes	$5,058,583	$2,683,288	$9,916,191

Non-cash operating and financing activities:
Issuance of common shares in distribution of deferred compensation obligation	$—	$—	$228,340

Exchange of warrant put option	$—	$—	$7,371,644

Capital contribution from shareholders	$—	$—	$2,400,000

Repayment of subordinated debentures through the issuance of promissory notes	$—	$3,250,000	$—

Debt assumed in acquisition	$—	$858,375	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2005 and 2006

1.	Description of business

Home Diagnostics, Inc. (the “Company”) was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.

On May 9, 2006, the Company filed its amended and restated Certificate of Incorporation to (1) reclassify the Company’s Class A and Class B common stock as a single class of common stock; (2) increase the number of authorized shares of common stock from 11,300,000 to 60,000,000 shares authorized; (3) reduce the number of authorized shares of Class F preferred stock to the 115,238 shares issued and outstanding; and (4) adopt certain anti-takeover provisions. On September 26, 2006, the Company filed its amended and restated Certificate of Incorporation to eliminate the Class F preferred stock following redemption, as described below. All common share data in the consolidated financial statements has been retroactively adjusted to reflect the impact of the common stock recapitalization for all periods presented.

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

On September 26, 2006, the Company completed an initial public offering (“IPO”) of 6,599,487 shares of common stock at a price of $12.00 per share, 3,300,000 of which were sold by the Company and the remainder by selling stockholders. The Company received net proceeds after underwriting discounts and offering expenses of approximately $35.1 million. The Company used $10.4 million of the net proceeds of the offering to redeem all the Series F Preferred Stock outstanding and $2.0 million to repay outstanding indebtedness. On October 4, 2006, underwriters of the Company’s IPO, exercised their over-allotment option to purchase 989,923 additional shares of common stock from certain selling stockholders at the public offering price of $12 per share. The Company did not issue any new shares of common stock or receive any proceeds from the sale of the over-allotment shares.

2.	Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Diagnostics, Inc. and its three wholly owned subsidiaries, Applied Sciences Corporation (“ASC”), a manufacturing facility based in Taiwan, Home Diagnostics (UK) Limited, a distributor based in the United Kingdom, and Home Diagnostics (Australia) Pty. Ltd., a distributor based in Australia. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consists principally of demand deposits with high credit quality financial institutions and amounts on deposit in money market funds. The Company holds a majority of its cash and cash equivalents with one financial institution. At certain times, such amounts exceed FDIC insurance limits. The Company has not experienced any losses on these deposits.

Accounts receivable

The Company regularly evaluates the collectibility of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have been minimal and within

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

management’s expectations. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. Reserve policies are reviewed periodically, reflecting current risks, trends, and changes in industry conditions. The Company’s allowance for doubtful accounts consisted of the following at December 31:

	2004	2005	2006

Balance at beginning of year	$688,152	$662,412	$438,363
Bad debt expense	—	10,000	89,448
Less: Write-offs, net of recoveries	(25,740)	(234,049)	(221,992)

Balance at end of year	$662,412	$438,363	$305,819

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method. Inventory cost includes direct materials and, where applicable, direct labor costs and those overheads that have been incurred in bringing the inventories to their present location and condition. A provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecast.

Property and equipment

Property and equipment, including leasehold improvements, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their estimated useful life or the life of the lease. Estimated useful lives are as follows:

Category	Useful lives

Machinery and equipment	1 – 8 years
Furniture, fixtures and office equipment	1 – 8 years
Computer software	3 years

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. Except for the impairment of certain equipment discussed in Note 5, the Company does not believe that there were any other indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2005 or 2006.

Goodwill and other intangible assets

The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. Intangible assets that have finite useful lives are amortized using either a straight-line method over their estimated useful lives or on an accelerated basis, based on annual cash flows associated with the particular intangible asset. The Company completed its annual test at December 31, 2005 and 2006, utilizing a discounted cash flow analysis and no impairment was identified as a result of this test (See Note 6 ).

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Deferred financing and debt issuance costs

Deferred financing costs are amortized over the term of the corresponding debt instrument using the straight line method, which approximates the effective interest method. Debt issuance costs are amortized over the term of the corresponding debt instrument using the effective interest method.

Amortization of deferred financing and debt issuance costs consists of the following:

	Years ended December 31,
	2004	2005	2006

Amortization of deferred financing costs	$588,152	$41,210	$65,026
Amortization of debt discount	318,183	—	—

Total amortization expense	$906,335	$41,210	$65,026

During 2004, the Company’s Senior Secured Subordinated Notes were fully repaid, and the remaining unamortized debt discount of $2.2 million was charged to interest expense in the Company’s consolidated statement of operations.

Deferred financing costs, net are included in other assets and were not significant at December 31, 2005 and 2006.

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

The provision for product warranty consisted of the following at December 31:

	2004	2005	2006

Balance at beginning of year	$250,000	$250,000	$363,340
Provision charged (credited) to warranty expense	80,588	273,330	(59,495)
Less: actual warranty claims	(80,588)	(159,990)	(70,505)

Balance at end of year	$250,000	$363,340	$233,340

Derivatives

The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 13% Senior Secured Subordinated Notes (“Subordinated Notes”) included the issuance of a warrant to purchase 614,816 shares of common stock with an exercise price of $0.01 per share. The holder of the warrant had the right to put the warrant to the Company (the “Warrant Put Option”). The Warrant Put Option was considered a free standing financial instrument requiring separate valuation from the Subordinated Notes. The characteristics of the Warrant Put Option met the criteria which require the Warrant Put Option to be recorded as a liability. The Warrant Put Option was recorded at its fair value at the date of issuance and subsequent changes to its fair value were recorded in earnings in the period of change.

The contractual redemption value of the Warrant Put Option was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization (EBITDA), plus cash less certain indebtedness and the redemption value of our Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The fair value of the Warrant Put Option was estimated based upon the greater of: (i) the contractually stated multiple of estimated EBITDA at the redemption date, discounted to present value, and

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(ii) the estimated value of the Company using a discounted cash flow model or comparable market multiples of earnings. Significant assumptions include, but are not limited to: (i) estimates of future earnings; (ii) estimated average cost of capital; and (iii) estimated comparable multiples. The balance sheet classification of the Warrant Put Option, including whether such instrument should be classified as a liability or equity, was reassessed periodically, including at the end of each reporting period.

In connection with the Company’s IPO on September 20, 2006, the holder of the Warrant Put Option exercised its registration rights and exchanged the Warrant Put Option for shares of the Company’s common stock (See Note 9).

Contingencies

The Company accrues for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and the losses can be reasonably estimated. The Company analyzes its litigation claims based on currently available information to assess potential liability. The Company develops its estimated losses from legal actions or claims in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. These estimates involve significant judgment based on the facts and circumstances of each case.

Fair value of financial instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments. The Warrant Put Option was stated at fair value at December 31, 2005. The term loans were stated at fair value at December 31, 2005 as they bore interest at variable rates.

At December 31, 2005, the Company had promissory notes (the “Promissory Notes”) outstanding with carrying values of $1,300,000 (See Note 8). The fair value, based on interest rates for comparable securities, was $1,304,000 at December 31, 2005. In February 2006, the Promissory Notes were repaid in full.

Revenue recognition

Revenue from sales of products is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. The Company recognizes revenue from product sales when goods are shipped or delivered and title and risk of loss pass to the customer.

The Company accepts product returns primarily due to the expiration of product life. Revenue is recorded net of an allowance for estimated returns. Sales returns are generally estimated and recorded based on an analysis of historical sales and returns information, analyzing the actual return date of the product as compared to the original date of sale of the product. The Company has estimated based on historical return experience that a reserve is required for future returns covering the prior 18 to 24 months of sales, driven primarily by the 18 to 24 month expiration of the Company’s test strip products. Products that exhibit unusual sales or return patterns due to dating or other matters are specifically identified and analyzed as part of accounting for the sales return provision (See Note 7).

Volume discount incentives are offered to certain customers. These volume discount incentives are recorded as a reduction of revenue in the same period as the revenue is earned. The Company also offers price reductions for certain retail and distribution customers for designated periods of time in support of customer product promotions. The Company estimates and accrues for these promotional allowances as a reduction of revenue at the later of time of sale or when the incentive is offered. Sales to customers are generally not subject to any price protection rights.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company also has reimbursement agreements with certain managed care providers, Medicaid programs and other third-party payors that require payment of rebates for products provided to their members. The Company accrues for these rebates, as a reduction of revenue, at the time the financial obligation arises. The determination of the rebate allowance is based on the terms of the reimbursement agreements as well as historical payment trends to these providers. In addition, under certain circumstances, the Company offers meters, at no charge, to customers and third-party payors. The cost of these meters is recorded in cost of sales in the period the products are shipped.

The sales returns reserve consisted of the following at December 31:

	2004	2005	2006

Balance at beginning of year	$2,260,163	$3,291,022	$6,206,847
Provision charged to net sales	3,266,954	5,055,810	2,496,605
Less: Product returns	(2,236,095)	(2,139,985)	(3,115,384)

Balance at end of year	$3,291,022	$6,206,847	$5,588,068

Advertising

The Company expenses advertising costs as incurred. Advertising expense, included in selling, general and administrative expenses, for the years ended December 31, 2004, 2005 and 2006 was approximately $1.7 million, $2.6 million and $2.1 million, respectively.

Shipping and handling costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $1.3 million, $1.6 million and $1.9 million for the years ended December 31, 2004, 2005 and 2006, respectively. Amounts billed to customers for shipping and handling are recorded as revenue and were not significant for the years ended December 31, 2004, 2005 and 2006.

Research and development

Research and development costs are expensed as incurred and consist primarily of salaries and benefits, supplies and depreciation.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB”). As permitted under SFAS 123 for private companies, the Company had been using the minimum value method of measuring equity share options and similar instruments for pro forma disclosure purposes. Accordingly, the Company is applying the provisions of SFAS 123R on a prospective basis, solely to new awards and to awards modified, repurchased or cancelled, subsequent to January 1, 2006.

In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for equity-based awards based on grant date fair value. Pre-vesting forfeitures are estimated at the time of grant and the Company periodically revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Equity-based compensation is only recognized for equity-based awards expected to vest.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Prior to January 1, 2006, the Company accounted for employee stock based compensation under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized based upon the difference, if any, at the measurement date between the estimated fair value of the underlying common stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The estimated fair value of the underlying common stock on the date of grant is based on a contemporaneous valuation performed by the Company. The Company also considered the results of a retrospective valuation provided by a third-party valuation specialist. The Company’s valuation method was based on a discounted future cash flow model that includes estimates of revenue growth, driven by assumed market growth rates, and estimated costs at appropriate discount rates. Certain employee stock options are accounted for as variable stock options due to a repricing in 2001. For these options, a non-cash charge representing the excess of the estimated fair market value or quoted market price of the underlying common stock at the end of each reporting period over the exercise price is recorded as stock-based compensation until the options are fully exercised. During the years ended December 31, 2004, 2005, and 2006, the Company recorded expense of $12,882, $1.6 million, and $0.3 million, respectively, to selling, general and administrative expense for employee stock-based compensation related to mark-to-market accounting for variable stock options.

Had the Company accounted for its stock-based employee compensation under the fair value method for the years ended December 31, 2004 and 2005, the Company’s reported net income would have been as follows:

	Years ended December 31,
	2004	2005

Net income, as reported	$1,966,261	$5,931,828
Add: Stock-based compensation expense included in reported net income	12,882	1,649,531
Deduct: Total stock-based compensation expense determined under the fair value method	(285,860)	(156,646)

Pro forma net income	$1,693,283	$7,424,713

Earnings per share as reported:
Basic	$0.14	$0.43
Diluted	$0.14	$0.39
Pro forma earnings per share:
Basic	$0.12	$0.54
Diluted	$0.12	$0.49

During the years ended December 31, 2004 and 2005, as a private company, the fair value of each option granted was determined using the minimum value method with the following assumptions: no dividend yield; no volatility of the underlying stock; risk-free interest rates ranging from 3.99% to 4.30% for the year ended December 31, 2004 and 4.50% for the year ended December 31, 2005; and expected weighted average life of the options of 6 to 7 years based on the related option periods.

Income taxes

The provision for income taxes is recognized at applicable U.S. or international tax rates. Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

not that such amounts will not be realized. U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries since it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time.

Foreign currency translation

The functional currencies of the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at average exchange rates for the period. The gains and losses from these translations are included in other comprehensive income (loss) as a separate component of stockholders’ equity. See comprehensive income (loss) below.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the applicable functional currency of the Company or its subsidiaries are included in the results of operations as incurred. For the years ended December 31, 2004, 2005 and 2006, net foreign currency losses (gains) of approximately $0.4 million, ($0.2) million and $50,000, respectively, were recognized and included in other income (expense) in the accompanying consolidated statements of operations.

Other comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other comprehensive loss for the Company are foreign currency translation adjustments.

Earnings per share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding net of treasury shares during the period presented. In March 2006, the Company’s Board of Directors approved the retirement of all treasury shares previously repurchased. Weighted average shares outstanding includes shares subject to a warrant with a deminimis exercise price of $0.01 per share (46,800 shares for 2004 and 2005 and 27,800 shares for 2006).

Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period. As described in Note 9, the Company accounted for a Warrant Put Option as a liability carried at fair value. The common shares subject to the Warrant Put Option have been included in the computation of diluted earnings per share for the year ended December 31, 2006, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect is dilutive. For the years ended December 31, 2004 and 2005, the common shares subject to the warrant put option were excluded from the computation of diluted earnings per share, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect was anti-dilutive.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The calculation of diluted net income per share for the year ended December 31, 2006 is as follows:

Net income applicable to common stock	$10,309,429
Change in fair value of the warrant put option	(58,700)

Adjusted net income applicable to common stock	$10,250,729

Weighted average number of common shares outstanding for basic earnings per share	14,811,424
Effect of dilutive securities: stock options and warrants	2,561,977

Weighted average number of common and common equivalent shares outstanding	17,373,401

Diluted net income per share	$0.59

The following summarizes the weighted average number of common shares outstanding during the years ended December 31, 2004 and 2005, that were used to calculate the basic earnings per common share as well as the dilutive impact of stock options and warrants, using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Years ended December 31,
	2004	2005

Weighted average number of common shares outstanding for basic earnings per share	13,814,641	13,740,187
Effect of dilutive securities: stock options and warrants	246,819	1,337,776

Weighted average number of common and common equivalent shares outstanding	14,061,460	15,077,963

At December 31, 2004, 2005 and 2006, the Company had approximately 428,000, 0, and 267,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

Segment reporting

The Company has determined it operates in one segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment. Net sales realized from the Company’s subsidiaries domiciled outside of the United States were less than 1%, approximately 1% and 2% of consolidated net sales for the years ended December 31, 2004, 2005 and 2006, respectively.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examinations by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amount of interest and penalties recognized in the statement of operations and financial position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its future results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157,” Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158 with respect to the pension plan of a subsidiary and the resulting adjustments are reflected in the Company’s consolidated balance sheet as of December 31, 2006. The adoption of SFAS No. 158 had no impact on the Company’s consolidated statement of operations for the year ended December 31, 2006 (See Note 15).

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 by the Company in the fourth quarter of 2006 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.

3.	Acquisition

On May 10, 2005, the Company acquired the stock of Home Diagnostics (UK) Limited (“HDI-UK”), (formerly DiagnoSys Medical Limited), the Company’s exclusive distributor based in the United Kingdom. The purchase price was approximately $1.2 million and consisted of cash consideration of $1.0 million and $0.2 million of professional fees incurred in connection with the acquisition. The Company assumed indebtedness of $0.9 million which was paid to the debt holder at the time of closing.

The purchase agreement also included contingent consideration which is calculated based on HDI-UK achieving certain compound growth rates in unit sales of certain of the Company’s products over a three-year period. The purchase agreement provides that the seller is entitled to up to an additional $0.6 million as purchase consideration if the maximum unit sales targets are achieved. Any additional consideration will be paid within ninety days of the third anniversary of the date of acquisition. Once the contingency is resolved these amounts, if any, will be recorded as additional purchase price. At December 31, 2006, this contingency remains unresolved.

The purchase price was allocated to the net assets acquired based on their relative estimated fair values at the date of acquisition. Of the aggregate consideration of approximately $2.0 million, approximately $0.5 million was allocated to tangible and monetary assets consisting of accounts receivable, inventory, vendor payables, and deferred income taxes. In addition, approximately $1.5 million of the purchase price was allocated to customer relationships as an intangible asset. Customer relationships are being amortized over the estimated useful life of six years.

The results of operations of HDI-UK have been included in the Company’s consolidated statements of operations since the date of the acquisition and did not have a material impact on the Company’s results of operations. The pro forma results of operations including the acquisition, were not significantly different from those presented in the Company’s consolidated statements of operations.

4.	Inventory

Inventory consists of the following at December 31:

	2005	2006

Raw materials	$8,867,293	$6,873,057
Work-in-process	3,841,192	3,360,650
Finished goods	2,246,449	2,155,947

	$14,954,934	$12,389,654

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

5.	Property and equipment, net

Property and equipment, net consists of the following at December 31:

	2005	2006

Machinery and equipment	$15,593,354	$15,404,014
Leasehold improvements	2,255,718	3,004,636
Furniture, fixtures, and office equipment	2,960,611	2,841,022
Computer software	1,951,300	2,069,489
Equipment not yet placed in service	4,797,991	11,042,883

	27,558,974	34,362,044
Less: Accumulated depreciation and amortization	(14,297,347)	(16,429,211)

	$13,261,627	$17,932,833

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was approximately $3.0 million, $3.4 million and $3.6 million, respectively. Amortization expense of computer software for the years ended December 31, 2004, 2005 and 2006 was approximately $0.2 million, $0.3 million and $0.3 million, respectively, and accumulated amortization relating to computer software was $1.5 million and $1.8 million at December 31, 2005 and 2006, respectively.

Equipment not yet placed in service represents deposits made under purchase commitments for custom manufacturing equipment for new product development. During the year ended December 31, 2006, the Company recorded an impairment charge of $425,000, included in research and development expense, related to a component of equipment not yet placed into service. The Company modified certain equipment specifications which resulted in the impairment.

6.	Other intangible assets

Other intangible assets consist of the following at December 31:

	2005	2006

Other intangible assets subject to amortization:
Customer relationships	$1,272,918	$1,472,954
Acquired technology	350,000	350,000

	1,622,918	1,822,954
Less: Accumulated amortization:
Customer relationships	(169,723)	(599,173)
Acquired technology	(50,000)	(175,000)

Other intangible assets subject to amortization, net	$1,403,195	$1,048,781

Customer relationships are amortized over a useful life of six years and acquired technology is amortized over a useful life of three years. Amortization expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2004, 2005 and 2006 amounted to $0, $0.2 million and $0.5 million, respectively.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Estimated future amortization of other intangible assets based on balances existing at December 31, 2006, is as follows:

2007	$388,004
2008	293,345
2009	181,317
2010	142,633
2011	43,482

Total	$1,048,781

7.	Accrued liabilities

Accrued liabilities consist of the following at December 31:

	2005	2006

Accrued salaries and benefits	$3,617,979	$3,977,850
Sales returns reserve	6,206,847	5,588,068
Warranty and customer liabilities	2,734,073	3,399,119
Other accrued liabilities	307,673	942,627

	$12,866,572	$13,907,664

8.	Long-term debt

The Company’s credit facility and long-term debt consisted of the following at December 31, 2005:

Credit facility consisting of:
— Term loan payable in consecutive monthly payments of principal equal to $83,333, repaid in September 2006	$833,199
— Term loan payable in consecutive monthly payments of principal equal to $138,889, repaid in September 2006	2,916,667
Promissory notes — related party, repaid in February 2006	1,300,000

5,049,866
Less: Current portion	(3,799,866)

$1,250,000

Credit facility

The Company’s credit agreement, originally executed in October 2003 and subsequently amended (the “Amended Credit Facility”), consists of a $7.0 million unsecured revolving line of credit, which matures on November 30, 2008. At December 31, 2006, there was no outstanding balance. Borrowings bear interest at the LIBOR plus 0.50% or 5.83% at December 31, 2006. The Amended Credit Facility contains certain financial and other covenants that restrict the Company’s ability to, among other things, incur liens, repurchase shares and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company believes that it was in compliance with the financial covenant and other restrictions at December 31, 2006.

Prior to the amendment to the Amended Credit Agreement in December 2006, the Company was party to a revolving line of credit and security agreement (the “Old Credit Facility”), which was comprised of a

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

$7.0 million revolver and $4.2 million in term loans. The Old Credit Facility was collateralized by substantially all of the Company’s assets and interest payments were payable monthly at LIBOR plus 1.7%, or 6.1% at December 31, 2005. At December 31, 2005, the Company had no outstanding borrowings under the revolver and the outstanding balance of the term loans were $3.7 million. In September 2006, the Company used proceeds from the IPO to repay in full the remaining outstanding balance of the term loans.

As a result of the classification the Warrant Put Option (See Note 9), the Company was not in compliance with the maximum total liabilities to tangible net worth covenant ratio at December 31, 2005 and the fixed charge coverage ratio covenant at December 31, 2005 and March 31, 2006 under the Old Credit Facility. In April 2006, the Company obtained waivers of compliance with these covenants for all applicable periods from its lender.

The Company’s foreign manufacturing subsidiary based in Taiwan has the ability to borrow up to $0.8 million under a foreign line of credit at an annual rate of 2.5%. The foreign subsidiary may use these borrowings for normal operating uses and material purchases. There were no outstanding balances under the line of credit as of December 31, 2005 and 2006.

Subordinated debentures

In September 2002, the Company issued $6.5 million of subordinated debentures (the “Subordinated Debentures”) bearing interest at 8% and payable in 12 equal monthly principal payments of $0.5 million commencing in March 2008. These subordinated debentures were payable to two related parties (See Note 13). During 2005, the Company repaid $3.2 million of the $6.5 million Subordinated Debentures. The remaining principal balance of $3.3 million was repaid through the issuance of promissory notes, as described below.

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

9.	Warrant put option

In connection with the issuance of Subordinated Notes in 2002, the Company issued to the lender the Warrant Put Option which gave the holder the right to put the Warrant Put Option to the Company after the fifth anniversary date at a redemption value, as defined in the agreement. The redemption value was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization, plus cash less certain indebtedness and the redemption value of the Company’s Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The adjustment charged to operations to adjust the fair value of the Warrant Put Option was $1.1 million and $2.8 million for the years ended December 31, 2004 and 2005, respectively. During the period from January 1, 2006 through the date of the Company’s IPO, the estimated fair value of the Warrant Put Option decreased by approximately $58,700. On September 20, 2006, the holder of the Warrant Put Option exercised its registration rights and exchanged the warrant for 614,303 shares of our common stock. These shares were sold by the holder of the Warrant Put Option in the IPO at $12.00 per share for a total of $7.4 million. As a result, the Company reclassed to equity the estimated fair value of the Warrant Put Option of approximately $7.4 million from the previously recorded liability balance.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

10.	Mandatorily redeemable preferred stock

The Company had 165,000 shares of Class F preferred stock (the “Preferred Stock”) authorized and 115,238 outstanding at December 31, 2005. The Preferred Stock was redeemable at the option of the Company by resolution of its Board of Directors at any time, in whole or in part, at a cash redemption value equal to $90.00 per share. In addition, the Preferred Stock was mandatorily redeemable at $90.00 per share in the event of i) an initial public offering, ii) sale of substantially all of the assets or stock of the Company, or iii) a merger or consolidation of the Company. At December 31, 2005, the Preferred Stock was classified outside of stockholders’ equity as the mandatory redemption features were outside the control of the Company. In September 2006, the Company used proceeds from its initial public offering to redeem all of the Preferred Stock outstanding at $90.00 per share.

11.	Stockholders’ equity

In May 2006, the Company reclassified its Class A and Class B common stock as a single class of common stock and increased the number of authorized shares of common stock from 11,300,000 to 60,000,000. In addition the Company authorized 100,000 shares of preferred stock. All common share data in the consolidated financial statements have been retroactively adjusted to reflect the impact of the common stock recapitalization for all periods presented.

In June 2006, the Company’s Board of Directors declared and effected a 2.34-for-one stock split of the Company’s outstanding shares of common stock, in the form of a stock dividend of 1.34 shares for each outstanding share. Accordingly, all common share and per share data in the consolidated financial statements have been retroactively adjusted to reflect the impact of the 2.34-for-one-stock split for all periods presented.

12.	Stock options and warrants

In July 2006, the Company’s Board of Director’s and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there are 1,724,000 options available for grant and 276,000 options outstanding at December 31, 2006. The options outstanding had a weighted average exercise price of $11.96. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.

The 2002 Stock Option Plan (“the “2002 Plan”) was the Company’s stock option plan that preceded the 2006 Plan. It provided for the granting of up to 2,340,000 shares of common stock. The term of each option granted under the 2002 Plan could not exceed ten years from the date of grant and five years for stockholders with greater than a 10% interest in the Company. Options under the 2002 Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. No additional stock options may be granted under the 2002 Plan. The Company also has outstanding options under a predecessor plan that expired in 2002. Options are no longer available for grant under this predecessor plan.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2005 and 2006 is as follows:

			Weighted
	Number of	Range of	average
	Shares	exercise prices	Exercise Prices

Outstanding at December 31, 2003	2,505,026	$2.99 - 4.49	$3.33
Granted	266,760	$3.85 - 4.23	$3.95
Forfeited/Cancelled	(71,660)	$2.99 - 4.27	$3.06

Outstanding at December 31, 2004	2,700,126	$2.99 - 4.49	$3.40
Granted	328,185	$3.85 - 4.23	$3.93
Exercised	(9,009)	$2.99 - 3.63	$3.04
Forfeited/Cancelled	(34,075)	$2.99 - 4.27	$3.33

Outstanding at December 31, 2005	2,985,227	$2.99 - 4.49	$3.46
Granted	476,766	$9.51 - 12.00	$11.20
Exercised	(79,431)	$2.99 - 3.85	$3.14
Forfeited/Cancelled	(107,806)	$3.42 - 12.00	$9.20

Outstanding at December 31, 2006	3,274,756	$2.99 - 12.00	$4.40

Exercisable at December 31, 2004	2,037,456	$2.99 - 4.49	$3.28

Exercisable at December 31, 2005	2,358,991	$2.99 - 4.49	$3.34

Exercisable at December 31, 2006	2,628,882	$2.99 - 9.51	$3.47

During the year ended December 31, 2006, the Company granted 476,766 stock options, which were subject to the provisions of SFAS 123R. The weighted average exercise prices and fair values of these grants were $11.20 and $5.24, respectively. The fair value of the grants were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows: expected annualized volatility of 30.0% based on peer group volatility; a weighted average expected life of 6 years based on the method as prescribed by Staff Accounting Bulletin No. 107; a weighted average risk-free interest rate of 4.9%, based upon the applicable U.S. Treasury Note rates; and no dividend yield. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. The Company’s estimated forfeiture rate during the year ended December 31, 2006 was approximately 8%.

At December 31, 2006, there was $1.5 million of unrecognized share-based compensation expense, associated with non-vested stock option grants, subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Stock based compensation expense is expected to be recognized over a weighted-average period of 3 years.

The Company recognized stock based compensation expense of $1.2 million, during the year ended December 31, 2006. Of the $1.2 million, approximately $0.3 million related to the mark-to-market accounting for variable stock options accounted for under APB 25 and approximately $0.9 million related to compensation expense calculated in accordance with SFAS 123R for stock options and warrants granted or modified during

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

the year ended December 31, 2006. The income tax benefit associated with compensation expense calculated in accordance with SFAS 123R during the year ended December 31, 2006 was approximately $0.3 million.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended December 31, 2006, approximately $0.1 million of excess tax benefits was classified as a cash flow from financing activities.

A summary of the Company’s stock options outstanding at December 31, 2006 is as follows:

			Weighted
		Weighted	Average		Weighted
		average	Remaining		Average
Range of		exercise	Contractual		Exercise
Exercise Price	Outstanding	price	Life	Exercisable	Price

$2.99 – 3.29	1,343,141	$3.02	4.21	1,343,141	$3.02
$3.42 – 3.76	651,986	3.58	6.41	651,986	3.58
$3.85 – 4.23	645,843	3.95	7.74	362,783	3.96
$4.27 – 4.49	248,040	4.29	1.54	248,040	4.29
$9.51 – 12.00	385,746	11.44	9.58	22,932	9.51

	3,274,756	$4.40	5.78	2,628,882	$3.47

The aggregate intrinsic value for the options outstanding and exercisable at December 31, 2006 was $20.3 million and $18.7 million, respectively. The aggregate intrinsic value for options exercised during the year ended December 31, 2006 was approximately $0.6 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the quoted market price of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the quoted market price of the Company’s common stock.

At December 31, 2005 and 2006, the Company had 46,800 shares and 27,800 shares subject to a warrant outstanding with a exercise price of $0.1 per share (See Note 2). The warrant was issued in September 2002 as consideration for certain financing consulting services and was exercisable as of the date of issuance.

13.	Related party transactions

The Company’s Vice Chairman of the Board of Directors, is of counsel to a law firm, which acts as legal counsel to the Company. During the years ended December 31, 2004, 2005, and 2006 the Company paid legal fees to this firm of $0.3 million, $0.1 million and $0.8 million, respectively.

In September 2006, the Company used proceeds from its IPO to redeem all Preferred Stock outstanding at $90.00 per share. The Estate of one of the principal stockholders of the Company, received approximately $2.5 million in redemption of its 27,395 shares of Series F Preferred Stock, a director and one of the principal stockholders of the Company, received approximately $1.4 million in redemption of his 15,395 shares of Series F Preferred Stock, and the Vice Chairman of the Board of Directors and one of the principal stockholders of the Company, received approximately $1.1 million in redemption of his 12,592 shares of Series F Preferred Stock. The Series F Preferred Stock was purchased by these stockholders in 1992 for $10.00 per share.

During 2005, the Company repaid $3.2 million of the $6.5 million Subordinated Debentures (See Note 8). In August 2005, the remaining principal balance was repaid through the issuance of $3.3 million in Promissory Notes payable to the Chairman of the Board of Directors, who is a significant shareholder of the Company, and to another significant shareholder (See Note 8). Interest expense on the Promissory Notes was $0.5 million, $0.4 million, and $13,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

14.	Income taxes

The components of the provision for income taxes for the years ended December 31, are as follows:

	Years ended December 31,
	2004	2005	2006

Current
Federal	$3,058,287	$5,402,387	$5,627,006
State	340,461	670,546	513,001
Foreign	202,190	301,407	319,419

	3,600,938	6,374,340	6,459,426

Deferred
Federal	(1,633,939)	(423,126)	(1,812,015)
State	(167,527)	(32,895)	(125,085)
Foreign	(107,039)	63,961	(141,986)

	(1,908,505)	(392,060)	(2,079,086)

Income tax expense	$1,692,433	$5,982,280	$4,380,340

The differences between the effective rate and the U.S. federal income tax statutory rate (34% in 2004, 35% in 2005 and 2006) are as follows for the years ended December 31:

	Years ended December 31,
	2004	2005	2006

Tax provision computed at statutory rate	$1,243,956	$4,169,938	$5,141,419
State taxes, net of federal benefit	80,491	414,473	206,383
Non-deductible litigation settlement	—	—	840,000
Research and development credit	—	—	(1,783,987)
Change in fair value of Warrant Put Option	376,115	981,187	20,545
Stock-based compensation expense	—	577,336	93,525
Domestic production activities deduction	—	(162,060)	(211,921)
Extraterritorial income exclusion	—	(37,869)	(187,741)
Meals and entertainment expenses	55,712	76,018	94,615
Dividend from foreign subsidiary	375,421	71,937	—
Foreign tax credit	(375,000	(75,709)	(20,989)
Other	(64,262)	(32,971)	188,491

Total provision for income taxes	$1,692,433	$5,982,280	$4,380,340

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The significant components of deferred tax assets and liabilities are as follows as of December 31:

	2005		2006
	Current	Long-term	Current	Long-term

Deferred tax assets
Inventory reserve and Section 263A adjustment	$623,531	$—	$763,999	$—
Reserve for doubtful accounts	163,668	—	111,634	—
Accrued customer warranties and agreements	304,710	—	436,418	—
Sales returns accrual	2,045,991	—	2,175,557	—
Accruals not currently deductible	193,632	—	522,470	—
Stock based compensation	—	—	—	285,376
Accrued vacation pay	189,355	—	186,520	—
Other	93,450	112,631	512,603	144,414

Total deferred tax asset	3,614,337	112,631	4,709,201	429,790

Deferred tax liabilities
Basis difference in fixed assets	—	(754,588)	—	(152,516)
Basis difference in intangible assets	—	(209,608)	—	(262,134)

Total deferred tax liability	—	(964,196)	—	(414,650)

Net deferred tax asset (liability)	$3,614,337	$(851,565)	$4,709,201	$15,140

The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance is not necessary at December 31, 2005 or 2006.

Income before the provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2004	2005	2006

United States	3,480,894	10,905,301	14,036,097
Foreign operations	177,800	1,008,807	653,672

	$3,658,694	$11,914,108	$14,689,769

No provision has been made for the years ended December 31, 2004, 2005 and 2006 for U.S. income taxes on the undistributed earnings of the foreign subsidiary since it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time.

The Company has foreign tax credit carryforwards of approximately $63,000 as of December 31, 2006. The Company’s foreign tax credits will expire during 2014-2015.

During the year ended December 31, 2006, the Company recognized an income tax benefit totaling approximately $1.5 million, related to the recognition of previously unclaimed research and development (“R&D”) tax credits associated with tax years 1998 through 2005. The Company elected to pursue the R&D tax credits in 2006 due to changes in economic circumstances including increased R&D spending to develop new products and to reduce its cash income tax payments. The Company’s taxes current payable have gradually increased since 2003 following the complete utilization of its net operating losses. The Company completed its R&D tax study during the year ended December 31, 2006. R&D tax credits covering the years

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

1998 through 2004 are presently under audit by the Internal Revenue Service (“IRS”) in connection with the audit of the 2003 and 2004 federal tax returns described below. During the year ended December 31, 2006, the Company recognized an estimate of the amount of the tax credit it believes it will ultimately realize. Adjustments to the amounts recognized, if any, will be recorded in the period they become probable and can be reasonably estimated.

During 2006, the IRS commenced an audit of the Company’s 2003 and 2004 federal income tax returns. The Company has complied with all requests for information made by the IRS and the audit is currently in process. The Company believes it has adequately provided for income taxes in the periods under audit.

15.	Employee benefit plan

The Company maintains a contributory profit sharing plan (the “Plan”) as defined under Section 401(k) of the U.S. Internal Revenue Code. All employees who meet certain eligibility requirements are able to participate in the Plan. An employee becomes 100% vested with respect to employer contributions after completing two years of service. Discretionary matching contributions are determined by the Company each year. During the years ended December 31, 2004, 2005 and 2006, the Company contributed $0.3 million, $0.4 million and $0.5 million, respectively, to the Plan.

On December 31, 2003, the Company adopted a deferred compensation plan. The plan is unfunded and maintained by the Company primarily for the purpose of providing deferred compensation for certain employees. Upon a substantive change in ownership or effective control of the Company, as determined by the Company’s Board of Directors, each participant in the plan will be entitled to a number of shares of common stock equal to the amount in his or her account (i.e. the amount of compensation deferred, together with interest on that amount), after tax withholding, divided by 85% of the value of a share of our common stock at that time, in lieu of the cash value of his or her account. At December 31, 2005, the unfunded plan liability was $0.3 million. This amount is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2005. The Company’s Board of Directors determined that the IPO constituted a change in control for purposes of the plan and in September 2006, an aggregate of approximately 22,000 shares of common stock were issued to plan participants. The plan was subsequently terminated.

In July 2006, the Company’s Board of Directors adopted a nonqualified deferred compensation plan. The plan is designed to provide participants the opportunity to elect to defer on an annual basis a portion of their base salary and/or bonus up to a certain amount. Contributions to the plan by the participants are made on a pre-tax basis and matching contributions by the Company are discretionary. Deferrals to the plan began in 2007.

ASC, the Company’s wholly owned subsidiary based in Taiwan, has a defined benefit pension and retirement plan in place for all employees with dates of service prior to June 30, 2005. The plan contains a voluntary and mandatory retirement age and the benefits are computed based on years of service not to exceed a defined number of years. The Company contributes a monthly amount to the plan equal to 5% of the employees’ monthly salary. Effective December 31, 2006, the Company adopted SFAS 158, which required the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS 87 and SFAS 106. The effect of the adoption of SFAS 158, net of tax on the Company’s consolidated balance sheet as of December 31, 2006 was an increase to the accrued pension liability (included in accrued liabilities in the Company’s consolidated balance sheet) and accumulated other comprehensive income of $193,411 for the year ended December 31, 2006. The net periodic benefit cost for the years ended December 31, 2004, 2005 and 2006 was not material.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

16.	Commitments and contingencies

Non-cancelable operating leases

The Company entered into a ten-year lease agreement for its office and operating facilities. The rent under the Company’s lease agreement is adjusted for changes in the Consumer Price Index annually. Total rent expense amounted to approximately $1.4 million, $1.4 million and $1.7 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Future minimum lease payments on non-cancelable operating leases at December 31, 2006 are as follows:

2007	$2,033,000
2008	567,000
2009	281,000
2010	281,000
2011	151,000

Total	$3,313,000

In March 2007, the Company extended its facility operating lease for 5 years, to expire in February 2013, with monthly payments of approximately $130,000.

In addition, the Company has entered into purchase contracts with remaining commitments to acquire $2.5 million of equipment during 2007.

Litigation

The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

In February 2004, Roche Diagnostics Corporation filed suit against the Company and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleges that the Company’s TrueTrack Smart System infringes claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche sought damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleged willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted the Company’s motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings are currently subject to appeal by Roche. In the event of an appeal, the Company will vigorously defend ourselves.

In March 2007, a settlement in principle was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, George Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration is $0.6 million and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

“Accounting for Expenses or Liabilities Paid by Principal Stockholders,” the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. The specific terms of the settlement are subject to final court approval.

17.	Export sales

Export sales, principally throughout Europe and Latin America, accounted for approximately, $8.0 million (9.4% of net sales), $10.2 million (10.1% of net sales) and $11.3 million (10.1% of net sales) for the years ended December 31, 2004, 2005 and 2006, respectively.

18.	Significant concentrations of business and credit risk

Evaluations of customers’ financial condition are performed regularly. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates.

Competition may result in changes in the Company’s customer base over time, and it is therefore possible that the Company may lose one or more of its largest customers and, as a result, operations could be impacted. The Company has one customer that accounted for approximately 10.7%, 14.2% and 15.5% of net sales for the years ended December 31, 2004, 2005 and 2006, respectively. In addition, the Company has another customer that accounted for approximately 10.7%, 10.9% and 11.9% of net sales for the years ended December 31, 2004, 2005, and 2006, respectively. At December 31, 2005 and 2006, accounts receivable included amounts owed from these customers of approximately $3.8 million and $5.5 million, respectively.

The Company exports its products throughout the world, and the financial results and financial condition of the Company have not been negatively impacted by the economic difficulties experienced by some of these countries.

19.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th

Year Ended December 31, 2006
Net Sales	$27,152,729	$28,548,725	$30,059,915	$26,866,999
Gross Profit	16,127,378	17,108,939	19,007,290	16,097,594
Net Income	1,394,653	1,793,753	6,368,026	752,997
Earnings per common share:
Basic	$0.10	$0.13	$0.45	$0.04
Diluted	$0.09	$0.11	$0.38	$0.04

Year Ended December 31, 2005
Net Sales	$20,219,398	$26,741,717	$29,490,059	$23,714,133
Gross Profit	11,332,425	16,085,374	17,950,874	13,647,952
Net Income	714,371	1,413,165	2,445,690	1,358,602
Earnings per common share:
Basic	$0.05	$0.10	$0.18	$0.10
Diluted	$0.05	$0.10	$0.16	$0.09

In the third quarter of 2006, the Company recorded the following transactions which impacted results:

•	An income tax benefit of approximately $1.2 million related primarily to the recognition of previously unclaimed R&D tax credits (See Note 14).

•	A decrease of approximately $1.3 million in the fair value of the warrant put option which required valuation at each balance sheet date with the change in such value recorded within earnings. (See Note 9).

•	A charge of $3.0 million to operating expenses associated with an accrual for an estimated litigation settlement (See Note 16).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

In connection with the preparation of our 2005 financial statements, as part of our review of our internal controls over financial reporting, we determined that we had certain material weaknesses which were identified in our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006. During 2006, we took remedial measures to strengthen our internal controls and to address these deficiencies, including the addition of staff and a Director of Internal Audit, as well as additional review for transactions relating to non-routine, judgmental and estimation processes and periodic review of sales transactions to ensure proper revenue recognition. As a result of these efforts, we believe that the material weaknesses noted have been remediated.

Beginning the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and our auditors will be required to deliver an attestation report on management’s assessment of, and the operating effectiveness of, our internal control over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning in the year ending December 31, 2007. The existence of one or more material weaknesses would preclude a conclusion by management that we maintained effective internal control over financial reporting.

(b)	Changes in Internal Control over Financial Reporting.

There were material changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In conjunction with the remediation of the material weaknesses identified in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we have made the following changes in our internal control over financial reporting:

•	We have hired a sufficient complement of personnel and/or contracted with consultants with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements;

•	We have developed and documented written policies and procedures to estimate future returns to ensure adequate reserves are consistently maintained ;

•	We have developed written policies and procedures over shipments to monitor when the risk of ownership is transferred to our customers and ensure revenue is recorded in the proper period; and

•	We have developed written policies and procedures and enhanced controls over our financial closing process including formal checklists of key financial closing activities.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics and business conduct, entitled “Standards of Integrity,” that applies to our employees including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our Standards of Integrity can be found posted in the investor relations section on our website at http://www.homediagnostics.com.

The other information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Stockholders by April 30, 2007.

Item 11.	Executive Compensation

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Stockholders by April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Stockholders by April 30, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Stockholders by April 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required in response to this Item will be set forth in our definitive proxy statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2007 Annual Meeting of Stockholders by April 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

(1) Financial Statements.

(a).1. Financial Statements.

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 43.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to the consolidated financial statements.

(b) Exhibits.  The following exhibits are filed (or incorporated by reference) as part of this report:

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713))
3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713))
4.1		—	Specimen Stock Certificate for the common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2006)
10	.1*	—	1992 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1,2006 (File No. 333-133713))
10	.2*	—	Form of stock option agreements under the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on May 1,2006 (File No. 333-133713))
10	.3*	—	2002 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713))
10	.4*	—	Form of stock option agreements under the 2002 Stock Option Plan (incorporated by reference to Exhibit 1004 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713))
10	.5*	—	2006 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Amendment No. 2 filed on July 12,2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713))
10	.6*	—	Form of stock option agreements under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006).
10.7		—	Fourth Amended and Restated Loan Agreement with Wachovia Bank N.A, dated December 18, 2006 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2006)
10.8		—	Office/Distribution Building Lease, dated May 2, 1997, between the Registrant and Corporate Center Developers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713))
10.9		—	Employment Agreement, dated January 1,2006, between the Registrant and J. Richard Damron, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-l filed on May 1,2006 (File No. 333133713))

Exhibit
Number			Description

10.10		—	Purchase and Supply Agreement, dated February 8, 2006, between the Registrant and Conductive Technologies (incorporated by reference to Exhibit 10.8 Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-l (File No. 333-133713))
10.11		—	Forms of Indemnification Agreement with the Registrant directors and certain of its officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-l filed on May 1, 2006 (File No. 333-133713))
10.12		—	Top Hat Investment Plan of the Registrant, together with Amendment Number One thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713))
10.13		—	Promissory Note of the Registrant, dated August 1, 2005, in favor of The Estate of Robert Salem in the original principal amount of $1,625,000 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713))
10.14		—	Promissory Note of the Registrant, dated September 1, 2005, in favor of George H. Holley in the original principal amount of $1,625,000 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S- (File No. 333-133713))
10.15		—	ECI Project Development Agreement, dated January 1, 2002, between the Registrant and George Holley (incorporated by reference to Exhibit 10.14 to Amendment No. 3 filed on August 21, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713))
10	.16*	—	Income Protection Continuation Letter Agreement dated December 20, 2006 between the Registrant and Ronald Rubin (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006)
10	.17*	—	Income Protection Continuation Letter Agreement dated January 22, 2007 between the Registrant and Daniel S. Falter (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2007)
10.18		—	Amendment dated March 13, 2007 to Office/Distribution Building Lease, dated May 2, 1997, between the Registrant and Boywic Farms as successor in interest to Corporate Center Developers
21		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers LLP
31	.1**	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31	.2**	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	.1**	—	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350
32	.2**	—	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

**	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME DIAGNOSTICS, INC.

By:	/s/ J. RICHARD DAMRON, JR.
J. Richard Damron, Jr.
President and Chief Executive Officer

March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Richard Damron, Jr. J. Richard Damron, Jr.	President and Chief Executive Officer (principal executive officer) and Director	March 22, 2007

/s/ Ronald L. Rubin Ronald L. Rubin	Vice President and, Chief Financial Officer (principal financial and accounting officer)	March 22, 2007

/s/ George H. Holley George H. Holley	Chairman of the Board	March 22, 2007

/s/ Donald P. Parson Donald P. Parson	Vice Chairman of the Board	March 22, 2007

/s/ G. Douglas Lindgren G. Douglas Lindgren	Director	March 21, 2007

/s/ Richard A. Upton Richard A. Upton	Director	March 21, 2007