Form 10-Q
period 2007-03-31
HOME DIAGNOSTICS INC
filed 2007-05-11
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Shares of Common Stock outstanding as of May 9, 2007: 17,965,539.

HOME DIAGNOSTICS, INC.
INDEX

Part I. FINANCIAL SUMMARY
Item 1. Financial Statements
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,487,163	$29,527,784
Accounts receivable, net	17,010,471	17,400,781
Inventories, net	12,389,654	11,705,639
Prepaid expenses and other current assets	912,117	1,066,351
Income taxes receivable	1,455,689	752,291
Deferred tax asset	4,709,201	4,968,318

Total current assets	62,964,295	65,421,164
Property and equipment, net	17,932,833	19,095,874
Goodwill	35,573,462	35,573,462
Other intangible assets, net	1,048,781	937,857
Deferred tax asset	15,140	344,427
Other assets, net	141,504	143,282

Total assets	$117,676,015	$121,516,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,655,728	$8,558,107
Accrued liabilities	13,907,664	13,271,427

Total current liabilities	20,563,392	21,829,534

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 17,697,691 and 17,725,900 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	176,977	177,259
Additional paid-in capital	93,967,063	94,269,489
Retained earnings	2,940,376	5,504,968
Accumulated other comprehensive income (loss)	28,207	(265,184)

Total stockholders’ equity	97,112,623	99,686,532

Total liabilities and stockholders’ equity	$117,676,015	$121,516,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Net sales	$27,152,729	$28,100,050
Cost of sales	11,025,351	11,204,337

Gross profit	16,127,378	16,895,713

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $572,384 and $300,944 for the three months ended March 31, 2006 and 2007, respectively)	10,975,153	11,541,073
Research and development	1,820,763	2,012,170

Total operating expenses	12,795,916	13,553,243

Income from operations	3,331,462	3,342,470

Other (expense) income
Change in fair value of warrant put option	(691,011)	—
Interest (expense) income, net	(87,313)	345,006
Other, net	(59,570)	120,698

Total other (expense) income	(837,894)	465,704

Income before provision for income taxes	2,493,568	3,808,174
Provision for income taxes	1,098,915	1,332,861

Net income	$1,394,653	$2,475,313

Earnings per common share:
Basic	$0.10	$0.14

Diluted	$0.09	$0.13

Weighted average shares used in computing earnings per common share:
Basic	13,709,367	17,725,786

Diluted	15,723,903	19,737,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock				Accumulated
			Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders’
	shares	Amount	capital	earnings	income (loss)	equity
Balance at December 31, 2006	17,697,691	$176,977	$93,967,063	$2,940,376	$28,207	$97,112,623
Cumulative effect of change in accounting for uncertainties in income taxes (Note 8)	—	—	—	89,279	—	89,279
Stock-based compensation expense	—	—	300,944	—	—	300,944
Stock options and warrant exercised	28,209	282	1,482	—	—	1,764

Comprehensive income:
Foreign currency	—	—	—	—	(293,391)	(293,391)
translation adjustment
Net income	—	—	—	2,475,313	—	2,475,313

Total comprehensive income	—	—	—	—	—	2,181,922

Balance at March 31, 2007	17,725,900	$177,259	$94,269,489	$5,504,968	$(265,184)	$99,686,532

     The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Cash flows from operating activities
Net income	$1,394,653	$2,475,313
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,085,946	993,520
Amortization of deferred financing and debt issuance costs	11,539	2,254
Loss on asset disposal	9,918	—
Bad debt expense	15,000	12,501
Deferred income taxes	(340,638)	(329,058)
Change in fair value of warrant put option	691,011	—
Stock-based compensation expense	572,384	300,944
Changes in assets and liabilities:
Accounts receivable	(3,364,129)	(402,811)
Inventories	(119,382)	624,858
Prepaid expenses and other current and non-current assets	(294,181)	(154,234)
Income taxes receivable and payable	(1,844,414)	1,476,726
Accounts payable	1,262,700	1,902,379
Accrued liabilities	(1,550,264)	(1,579,633)

Net cash (used in) provided by operating activities	(2,469,857)	5,322,759

Cash flows from investing activities
Capital expenditures	(2,920,484)	(2,048,790)

Net cash used in investing activities	(2,920,484)	(2,048,790)

Cash flows from financing activities
Repayment of term loans and notes payable	(666,667)	—
Repayment of notes payable to related party	(1,300,000)	—
Borrowings on line of credit, net of repayments	4,145,179	—
Payment of debt financing costs	—	(4,317)
Proceeds from exercise of stock options	—	1,764

Net cash provided by (used in) financing activities	2,178,512	(2,553)

Effect of exchange rate changes on cash and cash equivalents	168,005	(230,795)

Net (decrease) increase in cash and cash equivalents	(3,043,824)	3,040,621
Cash and cash equivalents
Beginning of period	3,483,424	26,487,163

End of period	$439,600	$29,527,784

Supplemental cash flows disclosures:
Cash paid during the period for:
Interest	$77,265	$—

Income taxes	$3,220,000	$378,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
1. Basis of presentation
Home Diagnostics, Inc. was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements of Home Diagnostics, Inc. and its subsidiaries (the “Company”) included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods have been presented herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The condensed consolidated financial statements include the accounts of Home Diagnostics, Inc. and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
On June 8, 2006, the Company’s Board of Directors declared and effected a 2.34-for-one-stock split of the Company’s outstanding shares of common stock, in the form of a stock dividend of 1.34 shares for each outstanding share. Accordingly, all common share and per share data in the condensed consolidated financial statements have been retroactively adjusted to reflect the impact of the 2.34-for-one stock split for all periods presented.
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
Use of estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the Company’s allowance for estimated sales returns, legal contingencies, assumptions used to evaluate the impairment of goodwill and long lived assets and income tax uncertainties. Actual amounts could differ from those estimates.
Product warranties
The Company warrants its products for various periods against defects in material or workmanship. The Company records a provision for product warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for product warranty is included within accrued liabilities in the accompanying condensed consolidated balance sheets. At March 31, 2006 and 2007, the warranty liability was $0.4 million and $0.2 million, respectively.
Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157,” Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its future results of operations and financial position.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.
2. Stock option plans
In July 2006, the Company’s Board of Directors and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including, but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there were 1,687,500 options available for grant and 312,500 options outstanding at March 31, 2007. The options outstanding had a weighted average exercise price of $11.83. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 is as follows:

			Weighted
		Range of	average
	Number of	exercise	exercise
	shares	prices	prices

Outstanding at December 31, 2006	3,274,756	$2.99-12.00	$4.40
Granted	37,500	$10.85	$10.85
Exercised	(409)	$3.63	$3.63
Forfeited/ Cancelled	(1,760)	$3.85--12.00	$8.48

Outstanding at March 31, 2007	3,310,087	$2.99—12.00	$4.47

Exercisable at March 31, 2007	2,632,076	$2.99--9.51	$3.47

The fair value of stock option grants during the three months ended March 31, 2006 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2007
Expected term of option (in years)	6.00	6.00
Expected volatility factor (based on peer group volatility)	30.00%	30.00%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	4.76%	4.52%
Estimated forfeitures during the three months ended March 31, 2006 were not significant. The Company’s estimated forfeiture rate during the three months ended March 31, 2007 was approximately 8%.

At March 31, 2006 and 2007, there was $0.4 million and $1.5 million, respectively, of unrecognized share-based compensation expense, associated with non-vested stock option grants, subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Stock based compensation expense is expected to be recognized over a weighted-average period of 3 years.
The Company recognized stock based compensation expense of $0.6 million and $0.3 million during the three months ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2006, the $0.6 million in expense comprised of approximately $28,000 related to compensation expense calculated in accordance with SFAS 123R for stock options and approximately $544,000 related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with options granted during the three months ended March 31, 2006 was insignificant. During the three months ended March 31, 2007, the $0.3 million in expense comprised of approximately $0.2 million related to compensation expense calculated in accordance with SFAS 123R for stock options and approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with options granted during the three months ended March 31, 2007 was approximately $0.1 million.
3. Inventory, net
Inventories, net consist of the following:

	December 31,	March 31,
	2006	2007

Raw materials	$6,873,057	$6,677,480
Work-in-process	3,360,650	3,539,101
Finished goods	2,155,947	1,489,058

	$12,389,654	$11,705,639

4. Property and equipment, net
Property and equipment, net consist of the following:

	December 31,	March 31,
	2006	2007

Machinery and equipment	$15,404,014	$15,674,267
Leasehold improvements	3,004,636	3,056,381
Furniture, fixtures, and office equipment	2,841,022	3,004,060
Computer software	2,069,489	2,106,138
Equipment not yet placed in service	11,042,883	12,558,635

	34,362,044	36,399,481
Less: Accumulated depreciation and amortization	(16,429,211)	(17,303,607)

	$17,932,833	$19,095,874

Depreciation expense was approximately $0.9 million and $0.8 million for the three months ended March 31, 2006 and 2007, respectively. Amortization expense of computer software was approximately $0.1 million for the each of the three months ended March 31, 2006,and 2007.
Equipment not yet placed in service represents expenditures for custom manufacturing equipment for new product development.

5. Accrued liabilities
Accrued liabilities consist of the following:

	December 31,	March 31,
	2006	2007

Accrued salaries and benefits	$3,977,850	$2,703,177
Sales returns reserve	5,588,068	5,199,068
Product warranty and customer liabilities	3,399,119	2,956,413
Other accrued liabilities	942,627	2,412,769

	$13,907,664	$13,271,427

6. Credit facility and long-term debt
The Company’s credit agreement, originally executed in October 2003 and subsequently amended (the “Amended Credit Facility”), consists of a $7.0 million unsecured revolving line of credit, which matures on November 30, 2008. At March 31, 2007, there was no outstanding balance. Borrowings bear interest at LIBOR plus 0.50% or 5.86% at March 31, 2007. The Amended Credit Facility contains certain financial and other covenants that restrict the Company’s ability to, among other things, incur liens, repurchase shares and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company believes that it was in compliance with the financial covenant and other restrictions at March 31, 2007.
The Company’s foreign manufacturing subsidiary based in Taiwan has the ability to borrow up to $0.8 million under a foreign line of credit at an annual rate of 2.5%. The foreign subsidiary may use these borrowings for normal operating uses and material purchases. There were no outstanding balances under the line of credit at March 31, 2007.
7. Warrant put option
In connection with the issuance of $5.0 million Senior Subordinated Notes in 2002, the Company issued to the lender a warrant to purchase 614,816 shares of common stock with an exercise price of $0.01 per share (the “Warrant Put Option”). The holder of the Warrant Put Option had the right to put the Warrant Put Option to the Company after the fifth anniversary date at a redemption value as defined in the agreement. The redemption value was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization, plus cash less certain indebtedness and the redemption value of the Company’s Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The Warrant Put Option was considered a free standing derivative financial instrument that required valuation at each balance sheet date with the change in such value recorded within earnings. During the three months ended March 31, 2006, the estimated fair value of the Warrant Put Option increased by approximately $0.7 million. On September 20, 2006, in connection with the Company’s IPO, the holder of the Warrant Put Option exercised its registration rights and exchanged the Warrant Put Option for 614,303 shares of our common stock. These shares were sold by the warrant holder in the IPO at $12.00 per share for a total of $7.4 million. As a result, the Company reclassed to equity the estimated fair value of the Warrant Put Option of approximately $7.4 million from the previously recorded liability balance during the year ended December 31, 2006.
8. Income taxes
The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 resulted in a $0.1 million cumulative effect adjustment to increase retained earnings during the three months ended March 31, 2007. As of January 1, 2007, the Company had unrecognized tax benefits of $2.2 million, of which $1.5 million, if recognized, would impact the effective income tax rate in future periods. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, the Company had $0.2 million of accrued interest included in the $2.2 million of unrecognized tax benefits.
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom and Australia. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2003, although carry forward attributes that were generated between 1998 and 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.
The Company is currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years. It is likely that the examination phase of the audit will conclude in 2007, and it is reasonably possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
9. Earnings per common share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Weighted average shares outstanding includes shares subject to a warrant with a deminimis exercise price of $0.01 per share (46,800 shares for the three months ended March 31, 2006).
Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period. As described in Note 7, the Company accounted for a Warrant Put Option as a liability carried at fair value. For the three months ended March 31, 2006, the common shares subject to the Warrant Put Option were excluded from the computation of diluted earnings per share, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect was anti-dilutive.
The following summarizes the weighted average number of common shares outstanding during the three months ended March 31, 2006 and 2007, that were used to calculate the basic earnings per common share as well as the dilutive impact of stock options and warrants, using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Three months ended March 31,
	2006	2007
Weighted average number of common shares outstanding for basic earnings per share	13,709,367	17,725,786
Effect of dilutive securities: stock options and warrants	2,014,536	2,011,480

Weighted average number of common and common equivalent shares outstanding	15,723,903	19,737,266

At March 31, 2006 and 2007, the Company had 614,816 and 302,787 outstanding employee stock options and warrants, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

10. Contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s condensed consolidated financial position, results of operations or cash flows.
Roche Litigation
In February 2004, Roche Diagnostics Corporation (“Roche”) filed suit against the Company and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleges that the Company’s TrueTrack Smart System infringes claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche seeks damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleges willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted the Company’s motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings are currently subject to appeal by Roche. In the event of an appeal, the Company will vigorously defend ourselves.
Brandt Litigation
In March 2007, a settlement in principle was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration is $0.6 million and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. The specific terms of the settlement are subject to final court approval.

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations
The following discussion highlights the principal factors that have affected our consolidated financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “Home Diagnostics”, the “Company”, “HDI”, “we”, “us” and “our” refer to Home Diagnostics, Inc. and its consolidated subsidiaries. The following discussion contains forward-looking statements. Please see our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.
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
We sell our products in the following distribution channels:
•	Retail—the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution—the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service—the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International—the international channel consists primarily of sales to distributors in Latin America, the United Kingdom, Germany, Australia and China. In May 2005, we acquired our United Kingdom distributor, and we continually evaluate opportunities to partner with or acquire distributors in other international markets.

Our net sales by channel were as follows for the periods indicated:

	Three Months Ended March 31,
	2006		2007
	(in thousands)
Net sales by channel:
Retail	$5,389	19.8%	$6,535	23.3%
Domestic distribution	15,071	55.5%	14,883	53.0%
Mail service	3,245	12.0%	3,748	13.3%
International	3,448	12.7%	2,934	10.4%

Net sales	$27,153	100.0%	$28,100	100.0%

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
Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer and technical service, finance and administrative expenses and stock-based compensation expenses. We have been involved in patent related litigation concerning certain of our products. Our legal costs can be significant, and the timing difficult to predict.
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
Results of operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended March 31,
	2006		2007
Net sales	$27,152,729	100.0%	$28,100,050	100.0%
Cost of sales	11,025,351	40.6%	11,204,337	39.9%

Gross profit	16,127,378	59.4%	16,895,713	60.1%

Operating expenses:
Selling, general and administrative	10,975,153	40.4%	11,541,073	41.1%
Research and development	1,820,763	6.7%	2,012,170	7.2%

Total operating expenses	12,795,916	47.1%	13,553,243	48.2%

Income from operations	3,331,462	12.3%	3,342,470	11.9%

Increase in fair value of warrant put option	(691,011)	(2.5%)	—	0.0%
Interest (expense) income, net	(87,313)	(0.3%)	345,006	1.2%
Other, net	(59,570)	(0.2%)	120,698	0.4%

Income before income taxes	2,493,568	9.2%	3,808,174	13.6%

Provision for income taxes	(1,098,915)	(4.0%)	(1,332,861)	(4.7%)

Net income	$1,394,653	5.1%	$2,475,313	8.8%

Three months ended March 31, 2007 as compared to three months ended March 31, 2006
Net sales increased $0.9 million, or 3.5%, to $28.1 million for the three months ended March 31, 2007, as compared to $27.2 million for the same period in 2006. The increase was due to higher sales volume of $0.5 million and reduced sales returns of $0.6 million, partially offset by $0.2 million in increased rebates and discounts. The increased volume of $0.5 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $3.4 million, partially offset by a decrease in our photometric system and other sales of approximately $2.9 million. The $0.6 million reduction in our provision for sales returns resulted primarily from favorable return rate trends from our biosensor systems, which continue to stabilize since being launched in 2003.
Cost of sales increased $0.2 million, or 1.6%, to $11.2 million for the three months ended March 31, 2007, as compared to $11.0 million for the same period in 2006. This $0.2 million increase was driven primarily by increased costs of $0.1 million associated with higher sales volume and $0.2 million of costs associated with increased free monitors for managed care and other initiatives, partially offset by product cost savings of $0.1 million related to reduced manufacturing costs of our monitors and test strips. As a percentage of net sales, cost of sales decreased to 39.9% for the three months ended March 31, 2007, as compared to 40.6% for the same period in 2006. This 0.7% decrease was attributed primarily to lower costs driven by test strip manufacturing efficiencies. The impact of free monitors on cost of sales as a percentage of revenue was offset by the impact of product mix and reduced sales returns, as described above.
Gross profit increased $0.8 million, or 4.8%, to $16.9 million for the three months ended March 31, 2007, as compared to $16.1 million for the same period in 2006. The increase is due to higher sales volume of $0.4 million, product cost savings of $0.1 million and reduced sales returns of $0.6 million, partially offset by increased costs of $0.2 million associated with increased distribution of free monitors and $0.2 million in increased rebates and discounts. As a percentage of net sales, gross profit improved to 60.1% for the three months ended March 31, 2007, as compared to 59.4% for the same period in 2006. The increase in gross profit percentage is due to the decrease in cost of sales as a percentage of net sales, as noted above.
Selling, general and administrative expenses increased $0.5 million, or 5.2%, to $11.5 million for the three months ended March 31, 2007, as compared to $11.0 million for the same period in 2006. The increase is primarily due to an increase of $0.3 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth, higher sales and marketing costs of $0.3 million to support our sales growth, and increased audit, tax, and Sarbanes-Oxley related professional fees associated with being a publicly held company of $0.2 million, offset by a decrease of $0.3 million in stock-based compensation. As a percentage of net sales, selling, general and administrative expenses increased to 41.1% for the three months ended March 31, 2007, as compared to 40.4% for the same period in 2006, primarily due to increased costs described above.
Research and development expenses increased $0.2 million, or 10.5%, to $2.0 million for the three months ended March 31, 2007, as compared to $1.8 million for the same period in 2006. As a percentage of net sales, research and development costs increased to 7.2%, as compared to 6.7% for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily due to increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.
Operating income was $3.3 million for the three months ended March 31, 2007 and 2006. Operating income as a percentage of net sales decreased to 11.9% for the three months ended March 31, 2007, as compared to 12.3% for the same period in 2006. The decrease in operating income as a percentage of net sales was due to increased operating expenses, partially offset by higher gross margins, noted above.
The adjustment to the fair value of the Warrant Put Option resulted in expense of $0.7 million for the three months ended March 31, 2006. On September 20, 2006, in connection with the Company’s IPO, the holder of the Warrant Put Option exercised its registration rights and exchanged the Warrant Put Option for shares of our common stock.
Interest (expense) income, net was $0.3 million for the three months ended March 31, 2007, as compared to ($0.1) million for the same period in 2006. The increase in interest (expense) income, net was primarily due to a lower average debt balance outstanding combined with interest income earned on increased cash balances on hand during the three months ended March 31, 2007 as compared to the same period in 2006.
Other income (expense), net was income of $0.1 million for the three months ended March 31, 2007, as compared to expense of ($0.1) million for the same period in 2006. These amounts consist primarily foreign exchange gains or losses on transactions with the Company’s foreign subsidiaries.

Our effective tax rate for the three months ended March 31, 2007 and 2006 was 35.0% and 44.1%, respectively. The effective tax rate for the three months ended September 30, 2006 exceeded the statutory federal rate (35%), primarily as a result of the increase in the fair value of the Warrant Put Option and stock-based compensation expense for incentive stock options, both of which are not deductible for income tax purposes.
Net income increased to $2.5 million for the three months ended March 31, 2007, as compared to $1.4 million for the same period in 2006. Diluted net income per common share was $0.13 on weighted average shares of 19.7 million for the three months ended March 31, 2007, as compared to $0.09 on weighted average shares of 15.7 million for the same period in 2006.
Liquidity and capital resources
On March 31, 2007, we had approximately $29.5 million of cash and cash equivalents on hand and $7.0 million of capacity under our revolving line of credit. Our primary capital requirements are to fund capital expenditures. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
Under our Fourth Amended and Restated Revolving Credit and Security Agreement (the “Credit Facility”), we have a $7.0 million unsecured revolving line of credit (the “Revolver”) which matures on November 30, 2008. At March 31, 2007, there was no outstanding balance under the Revolver. Borrowings under the Credit Facility bear interest at the LIBOR plus 0.5%. Our Credit Facility contains certain a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to total tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Credit Facility at March 31, 2007.
Cash flows (used in) provided by operating activities were ($2.5) million and $5.3 million for the three months ended March 31, 2006 and 2007, respectively. The increase in cash provided by operating activities was due to changes in our working capital components, which includes a decrease in taxes paid of $2.8 million.
Cash flows used in investing activities were $2.9 million and $2.0 million for the three months ended March 31, 2006 and 2007, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for a new blood glucose monitoring system under development. We expect our full year 2007 capital expenditures to be in the range of $11.0 million to $12.0 million which includes approximately $6.0 million related to the new test strip manufacturing equipment.
Cash flows provided by financing activities were $2.2 million for the three months ended March 31, 2006. These amounts consisted primarily of debt borrowings and repayments. Cash flows used in financing activities were insignificant for the three months ended March 31, 2007. There were no borrowings or outstanding amounts under our $7 million Revolver during the three months ended March 31, 2007.
We expect that funds generated from operations, our current cash on hand and funds available under our Revolver, will be sufficient to finance our working capital requirements, fund capital expenditures, and meet our contractual obligations for at least the next twelve months.
Caution concerning forward-looking statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors.”

Item 3.	Quantitative and qualitative disclosures about market risk
Our Credit Facility is subject to market risk and interest rate changes. The Revolver under the Credit Facility bears interest at LIBOR plus 0.5%. At March 31, 2007, we did not have any borrowings outstanding under our Revolver.

Item 4T.	Controls and procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our condensed consolidated financial condition or results of operations.
Roche Litigation
In February 2004, Roche Diagnostics Corporation (“Roche”) filed suit against us and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleges that HDI’s TrueTrack Smart System infringes claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche sought damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleged willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted our motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings are currently subject to appeal by Roche. In the event of an appeal, we will vigorously defend ourselves.
Brandt Litigation
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

Item 1A.	Risk Factors
Except as noted below, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.
Competitive bidding for durable medical equipment suppliers could negatively affect our business.
On April 2, 2007, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) in ten of the largest Metropolitan Statistical Areas (“MSAs”) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (i.e. test strips and lancets used with blood glucose monitors). The program will be expanded into 70 additional MSAs in 2009 and into additional areas after 2009. Under the competitive bidding program, beneficiaries will continue to have the option of obtaining diabetic supplies through mail-order or other modes of delivery, but only mail-order diabetic supplies are subject to competitive bidding at this time. CMS began the bidding process in April 2007 and will announce the winning suppliers in early December 2007. New pricing under the program will go into effect in April 2008. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On January 8, 2007, we issued 27,800 shares of our common stock to Business Growth Partners LLC for a purchase price of $0.01 per share, or $278.00 in the aggregate, pursuant to the exercise by Business Growth Partners LLC of the remaining unexercised portion of a warrant held by Business Growth Partner LLC.
The above-described issuance of securities of HDI was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering.
Use of Proceeds from Sales of Registered Securities
On September 26, 2006, we closed an initial public offering (“IPO”) of 6,599,487 shares of our common stock. Of these shares, 3,300,000 were newly issued shares sold by us and 3,299,487 were existing shares sold by certain of our stockholders. On October 4, 2006, an additional 989,923 shares of existing common stock were sold by certain of such selling stockholders pursuant to the exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-133713), which the SEC declared effective on September 20, 2006, and a final prospectus filed pursuant to Rule 424(b) under the Securities Act on September 22, 2006 (Reg. No. 333-133713).
During the first quarter of 2007, we used $1.0 million of the net proceeds to us from our IPO to make payments on the purchase of certain manufacturing equipment for new product development (out of a total purchase price of approximately $14.0 million).
Of the remaining $21.2 million of the net proceeds to us from our IPO, we intend to use approximately $4.0 million to complete the purchase of such manufacturing equipment and the remainder for working capital and general corporate purposes. Pending such use, we have deposited such remaining net proceeds of our IPO in a money market fund.

Item 6.	Exhibits
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.

Date: May 11, 2007	By:	/s/ J. RICHARD DAMRON, JR.
J. Richard Damron, Jr.
President and Chief Executive Officer (principal executive officer) and Director

Date: May 11, 2007	By:	/s/ RONALD L. RUBIN.
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