Form 10-Q
period 2007-06-30
HOME DIAGNOSTICS INC
filed 2007-08-10
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2594392
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
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
Shares of Common Stock outstanding as of August 7, 2007: 18,197,080.

HOME DIAGNOSTICS, INC.
INDEX

Part I. FINANCIAL SUMMARY
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,487,163	$32,704,270
Accounts receivable, net	17,010,471	16,632,389
Inventories, net	12,389,654	12,230,365
Prepaid expenses and other current assets	912,117	1,319,963
Income taxes receivable	1,455,689	1,445,100
Deferred tax asset	4,709,201	4,845,931

Total current assets	62,964,295	69,178,018
Property and equipment, net	17,932,833	21,137,554
Goodwill	35,573,462	35,573,462
Other intangible assets, net	1,048,781	840,856
Deferred tax asset	15,140	781,090
Other assets, net	141,504	141,068

Total assets	$117,676,015	$127,652,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,655,728	$8,628,821
Accrued liabilities	13,907,664	14,718,129

Total current liabilities	20,563,392	23,346,950

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized 17,697,691 and 18,122,592 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	176,977	181,226
Additional paid-in capital	93,967,063	96,660,137
Retained earnings	2,940,376	7,344,245
Accumulated other comprehensive income	28,207	119,490

Total stockholders’ equity	97,112,623	104,305,098

Total liabilities and stockholders’ equity	$117,676,015	$127,652,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net sales	$28,548,725	$28,050,322	$55,701,454	$56,150,372
Cost of sales	11,439,786	11,951,257	22,465,137	23,155,594

Gross profit	17,108,939	16,099,065	33,236,317	32,994,778

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $617,490 and $439,021 and $1,189,874 and $739,965 for the three and six months ended June 30, 2006 and 2007, respectively)	11,104,033	11,566,718	22,079,186	23,107,791
Research and development	1,926,085	2,257,017	3,746,848	4,269,187

Total operating expenses	13,030,118	13,823,735	25,826,034	27,376,978

Income from operations	4,078,821	2,275,330	7,410,283	5,617,800

Other (expense) income
Change in fair value of warrant put option	(584,440)	—	(1,275,451)	—
Interest (expense) income, net	(73,622)	425,275	(160,935)	770,281
Other, net	(41,411)	(69,091)	(100,981)	51,607

Total other (expense) income	(699,473)	356,184	(1,537,367)	821,888

Income before provision for income taxes	3,379,348	2,631,514	5,872,916	6,439,688
Provision for income taxes	1,585,595	792,237	2,684,510	2,125,098

Net income	$1,793,753	$1,839,277	$3,188,406	$4,314,590

Earnings per common share:
Basic	$0.13	$0.10	$0.23	$0.24

Diluted	$0.11	$0.09	$0.20	$0.22

Weighted average shares used in computing earnings per common share:

Basic	13,713,463	18,012,483	13,711,415	17,871,000

Diluted	15,902,531	19,815,186	15,813,216	19,773,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock				Accumulated
			Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders’
	shares	Amount	capital	earnings	income (loss)	equity
Balance at December 31, 2006	17,697,691	$176,977	$93,967,063	$2,940,376	$28,207	$97,112,623
Cumulative effect of change in accounting for uncertainties in income taxes (Note 8)	—	—	—	89,279	—	89,279
Stock-based compensation expense	—	—	739,965	—	—	739,965
Stock options and warrants exercised, including tax benefit of $668,502	424,901	4,249	1,953,109	—	—	1,957,358

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	91,283	91,283
Net income	—	—	—	4,314,590	—	4,314,590

Total comprehensive income	—	—	—	4,314,590	91,283	4,405,873

Balance at June 30, 2007	18,122,592	$181,226	$96,660,137	$7,344,245	$119,490	$104,305,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007

Cash flows from operating activities
Net income	$3,188,406	$4,314,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,066,357	1,995,746
Amortization of deferred financing and debt issuance costs	23,464	4,509
Loss on asset disposal	43,821	15,688
Bad debt expense	30,000	24,988
Deferred income taxes	(887,025)	(643,333)
Change in fair value of warrant put option	1,275,451	—
Stock-based compensation expense	1,189,874	739,965
Changes in assets and liabilities:
Accounts receivable	(1,823,298)	353,094
Inventories	1,510,323	127,294
Prepaid expenses and other current and non-current assets	(1,069,305)	(407,846)
Income taxes receivable and payable	(1,750,915)	783,917
Accounts payable	(506,643)	1,973,093
Accrued liabilities	299,444	(132,931)

Net cash provided by operating activities	3,589,954	9,148,774

Cash flows from investing activities
Capital expenditures	(5,495,640)	(5,008,544)

Net cash used in investing activities	(5,495,640)	(5,008,544)

Cash flows from financing activities
Repayment of term loans and notes payable	(1,333,333)	—
Repayment of notes payable to related party	(1,300,000)	—
Borrowings on line of credit, net of repayments	1,177,000	—
Payment of debt financing costs	—	(4,317)
Proceeds from exercise of stock options	13,274	1,288,856
Tax benefit from stock options	—	668,502

Net cash (used in) provided by financing activities	(1,443,059)	1,953,041

Effect of exchange rate changes on cash and cash equivalents	226,100	123,836

Net (decrease) increase in cash and cash equivalents	(3,122,645)	6,217,107
Cash and cash equivalents
Beginning of period	3,483,424	26,487,163

End of period	$360,779	$32,704,270

Supplemental cash flows disclosures:
Cash paid during the period for:
Interest	$158,848	$—

Income taxes	$5,680,000	$1,584,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
1. Basis of presentation
Home Diagnostics, Inc. was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements of Home Diagnostics, Inc. and its subsidiaries (the “Company”) included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, all adjustments consist of normal and recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The condensed consolidated financial statements include the accounts of Home Diagnostics, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
Product warranties
The Company warrants its products for various periods against defects in material or workmanship. The Company records a provision for product warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for product warranty is included within accrued liabilities in the accompanying consolidated balance sheets. At June 30, 2006 and 2007, the warranty liability was $0.4 million and $0.2 million, respectively.
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

Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.
2. Stock option plans
In July 2006, the Company’s Board of Directors and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including, but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there were 1,356,100 options available for grant and 643,900 options outstanding at June 30, 2007. The options outstanding had a weighted average exercise price of $11.83. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.
A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2007 is as follows:

			Weighted
		Range of	average
	Number of	exercise	exercise
	shares	prices	prices

Outstanding at December 31, 2006	3,274,756	$2.99-12.00	$4.40
Granted	37,500	$10.85	$10.85
Exercised	(409)	$3.63	$3.63
Forfeited/ Cancelled	(1,760)	$3.85–12.00	$8.48

Outstanding at March 31, 2007	3,310,087	$2.99–12.00	$4.47
Granted	334,400	$11.20–11.58	$11.20
Exercised	(396,692)	$2.99–4.27	$3.20
Forfeited/ Cancelled	(3,000)	$11.58–12.00	$11.72

Outstanding at June 30, 2007	3,244,795	$2.99–12.00	$5.38

Exercisable at June 30, 2007	2,454,555	$2.99–12.00	$3.66

The fair value of stock option grants during the six months ended June 30, 2006 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Six Months Ended
	June 30,	June 30,
	2006	2007
Weighted average expected term of options (in years)	6.00	4.60
Expected volatility factor (based on peer group volatility)	30.00%	30.00%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	4.85%	4.91%
Estimated forfeitures during the three and six months ended June 30, 2006 were not significant. The Company’s estimated forfeiture rate during the three and six months ended June 30, 2007 was approximately 8%.
At June 30, 2006 and 2007, there was $0.7 million and $2.4 million, respectively, of unrecognized share-based compensation expense associated with non-vested stock option grants subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Stock-based compensation expense is expected to be recognized over a weighted-average period of 3 years.

The Company recognized stock-based compensation expense of $0.6 million and $0.4 million during the three months ended June 30, 2006 and 2007, respectively. During the three months ended June 30, 2006, the $0.6 million in expense was comprised of approximately $0.2 million related to compensation expense calculated in accordance with SFAS 123R for stock options and approximately $0.4 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended June 30, 2006 was $0.1 million. During the three months ended June 30, 2007, the $0.4 million in expense was comprised of approximately $0.3 million related to compensation expense calculated in accordance with SFAS 123R for stock options and approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended June 30, 2007 was approximately $0.1 million.
The Company recognized stock-based compensation expense of $1.2 million and $0.7 million during the six months ended June 30, 2006 and 2007, respectively. During the six months ended June 30, 2006, the $1.2 million in expense was comprised of approximately $0.2 million related to compensation expense calculated in accordance with SFAS 123R for stock options and approximately $1.0 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the six months ended June 30, 2006 was $0.1 million. During the six months ended June 30, 2007, the $0.7 million in expense was comprised of approximately $0.5 million related to compensation expense calculated in accordance with SFAS 123R for stock options and approximately $0.2 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the six months ended June 30, 2007 was approximately $0.2 million.
3. Inventory, net
Inventories, net consist of the following:

	December 31,	June 30,
	2006	2007

Raw materials	$6,873,057	$6,204,326
Work-in-process	3,360,650	4,571,650
Finished goods	2,155,947	1,454,389

	$12,389,654	$12,230,365

4. Property and equipment, net
Property and equipment, net consist of the following:

	December 31,	June 30,
	2006	2007

Machinery and equipment	$15,404,014	$14,768,447
Leasehold improvements	3,004,636	3,448,486
Furniture, fixtures, and office equipment	2,841,022	3,079,163
Computer software	2,069,489	2,160,863
Equipment not yet placed in service	11,042,883	14,747,413

	34,362,044	38,204,372
Less: Accumulated depreciation and amortization	(16,429,211)	(17,066,818)

	$17,932,833	$21,137,554

Depreciation expense was approximately $0.8 million for each of the three months ended June 30, 2006 and 2007. Amortization expense of computer software was approximately $0.1 million for the each of the three month period ended June 30, 2006 and 2007.

Depreciation expense was approximately $1.7 million and $1.6 million for the six months ended June 30, 2006 and 2007, respectively. Amortization expense of computer software was approximately $0.1 million for the each of the six month period ended June 30, 2006,and 2007
Equipment not yet placed in service represents expenditures for custom manufacturing equipment for new product development.
5. Accrued liabilities
Accrued liabilities consist of the following:

	December 31,	June 30,
	2006	2007

Accrued salaries and benefits	$3,977,850	$3,858,723
Sales returns reserve	5,588,068	4,899,068
Product warranty and customer liabilities	3,399,119	3,866,606
Other accrued liabilities	942,627	2,093,732

	$13,907,664	$14,718,129

6. Credit facility and long-term debt
The Company’s credit agreement, originally executed in October 2003 and subsequently amended (the “Amended Credit Facility”), consists of a $7.0 million unsecured revolving line of credit, which matures on November 30, 2008. At June 30, 2007, there was no outstanding balance. Borrowings bear interest at LIBOR plus 0.5% (6.0% at June 30, 2007). The Amended Credit Facility contains a financial covenant and other covenants that restrict the Company’s ability to, among other things, incur liens, repurchase shares and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company believes that it was in compliance with the financial covenant and other restrictions at June 30, 2007.
The Company’s foreign manufacturing subsidiary based in Taiwan has the ability to borrow up to $0.8 million under a foreign line of credit at an annual rate of 3.0%. The foreign subsidiary may use these borrowings for normal operating uses and material purchases. There were no outstanding balances under the line of credit at June 30, 2007.
7. Warrant put option
In connection with the issuance of $5.0 million Senior Subordinated Notes in 2002, the Company issued to the lender a warrant to purchase 614,816 shares of common stock with an exercise price of $0.01 per share (the “Warrant Put Option”). The holder of the Warrant Put Option had the right to put the Warrant Put Option to the Company after the fifth anniversary date at a redemption value as defined in the agreement. The redemption value was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization, plus cash less certain indebtedness and the redemption value of the Company’s Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The Warrant Put Option was considered a free standing derivative financial instrument that required valuation at each balance sheet date with the change in such value recorded within earnings. During the three months and six months ended June 30, 2006, the estimated fair value of the Warrant Put Option increased by approximately $0.6 million and $1.3 million, respectively. On September 20, 2006, in connection with the Company’s initial public offering (“IPO”), the holder of the Warrant Put Option exercised its registration rights and exchanged the warrant for 614,303 shares of our common stock. These shares were sold by the warrant holder in the IPO at $12.00 per share for a total of $7.4 million. As a result, the Company reclassed to equity the estimated fair value of the Warrant Put Option of approximately $7.4 million from the previously recorded liability balance during the year ended December 31, 2006.

8. Income taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, the Company had $2.2 million in gross unrecognized tax benefits, resulting in $1.5 million of net uncertain tax benefit positions that would reduce the Company’s effective income tax rate if recognized. The adoption of FIN 48 also resulted in a $0.1 million cumulative effect adjustment to increase retained earnings. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, the Company had $0.2 million of accrued interest included in the $2.2 million of unrecognized tax benefits. The Company’s unrecognized tax benefits and interest did not change significantly during the six months ended June 30, 2007.
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom and Australia. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2003, although carry forward attributes that were generated between 1998 and 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future periods.
The Company is currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years. It is likely that the examination phase of the audit will conclude in 2007, and it is reasonably possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
9. Earnings per common share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Weighted average shares outstanding includes shares subject to a warrant with a deminimis exercise price of $0.01 per share (46,800 shares for the three and six months ended June 30, 2006).
Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period. As described in Note 7, the Company accounted for a Warrant Put Option as a liability carried at fair value. For the three and six months ended June 30, 2006, the common shares subject to the Warrant Put Option were excluded from the computation of diluted earnings per share, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect was anti-dilutive.
The following summarizes the weighted average number of common shares outstanding during the three and six months ended June 30, 2006 and 2007, that were used to calculate the basic earnings per common share as well as the dilutive impact of stock options and warrants, using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Weighted average number of common shares outstanding for basic earnings per share	13,713,463	18,012,483	13,711,415	17,871,000

Effect of dilutive securities: stock options and warrants	2,189,068	1,802,703	2,101,801	1,902,857

Weighted average number of common and common equivalent shares outstanding	15,902,531	19,815,186	15,813,216	19,773,857

For the three months ended June 30, 2006 and 2007, the Company had 614,816 and 295,803 outstanding employee stock options and warrants, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
For the six months ended June 30, 2006 and 2007, the Company had 614,816 and 299,295 outstanding employee stock options and warrants, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
10. Contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.
Roche Litigation
In February 2004, Roche Diagnostics Corporation filed suit against the Company and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleges that the Company’s TrueTrack Smart System infringes claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche seeks damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleges willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted the Company’s motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings are currently subject to appeal by Roche. In the event of an appeal, the Company will vigorously defend itself.
Brandt Litigation
In March 2007, a settlement in principle was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration is $0.6 million to be paid in cash, and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem in common stock of the Company. The Company will grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006 pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007, the court approved the final terms of the settlement consistent with the foregoing description, although a settlement agreement has not yet been signed by the parties. In July 2007, the Company reached a settlement agreement with its’ directors and officers insurance provider, whereby, the Company received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter. The Company’s share of the insurance proceeds was $150,000 and the remaining $300,000 was distributed to George H. Holley and the Estate of Robert Salem. During the third quarter 2007, the Company will record a reduction to operating expenses of $450,000 and a distribution of capital of $300,000.
11. Subsequent Events
On August 7, 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). Purchases under the Common Stock Repurchase Program will begin during the second half of 2007 and will be made in the open market, subject to market conditions and trading restrictions.

On August 7, 2007, the Company received a waiver of non-compliance from the bank, that is a party to the Company’s Amended Credit Facility, which had restricted the Company from retiring or repurchasing its own common stock.

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
We sell our products in the following distribution channels:
•	Retail—the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution—the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service—the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International—the international channel consists primarily of sales to distributors in Latin America, the United Kingdom, Germany, Australia, Canada and China. In May 2005, we acquired our United Kingdom distributor, and we continually evaluate opportunities to partner with or acquire distributors in other international markets.

Our net sales by channel were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007

Net sales by channel:
Retail	$6,642,961	23.3%	$6,216,104	22.2%	$12,032,406	21.6%	$12,750,950	22.7%
Domestic distribution	16,213,313	56.8%	14,183,831	50.6%	31,283,828	56.2%	29,066,773	51.8%
Mail service	3,206,292	11.2%	3,604,279	12.8%	6,451,400	11.6%	7,352,413	13.1%
International	2,486,159	8.7%	4,046,108	14.4%	5,933,820	10.6%	6,980,236	12.4%

Net sales	$28,548,725	100.0%	$28,050,322	100.0%	$55,701,454	100.0%	$56,150,372	100.0%

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
Results of operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007

Net sales	$28,548,725	100.0%	$28,050,322	100.0%	$55,701,454	100.0%	$56,150,372	100.0%
Cost of sales	11,439,786	40.1%	11,951,257	42.6%	22,465,137	40.3%	23,155,594	41.2%

Gross profit	17,108,939	59.9%	16,099,065	57.4%	33,236,317	59.7%	32,994,778	58.8%

Operating Expenses:
Selling, general and administrative	11,104,033	38.9%	11,566,718	41.2%	22,079,186	39.7%	23,107,791	41.2%
Research and development	1,926,085	6.7%	2,257,017	8.1%	3,746,848	6.7%	4,269,187	7.6%

Total operating expenses	13,030,118	45.6%	13,823,735	49.3%	25,826,034	46.4%	27,376,978	48.8%

Income from operations	4,078,821	14.3%	2,275,330	8.1%	7,410,283	13.3%	5,617,800	10.0%

Increase in fair value of warrant put option	(584,440)	(2.1%)	—	0.0%	(1,275,451)	(2.3%)	—	0.0%
Interest expense, net	(73,622)	(0.3%)	425,275	1.5%	(160,935)	(0.3%)	770,281	1.4%
Other, net	(41,411)	(0.1%)	(69,091)	(0.2%)	(100,981)	(0.2%)	51,607	0.1%

Income before income taxes	3,379,348	11.8%	2,631,514	9.4%	5,872,916	10.5%	6,439,688	11.5%

Provision for income taxes	(1,585,595)	(5.5%)	(792,237)	(2.8%)	(2,684,510)	(4.8%)	(2,125,098)	(3.8%)

Net income	$1,793,753	6.3%	$1,839,277	6.6%	$3,188,406	5.7%	$4,314,590	7.7%

Three months ended June 30, 2007 as compared to three months ended June 30, 2006
Net sales decreased $0.5 million, or 1.7%, to $28.1 million for the three months ended June 30, 2007, as compared to $28.5 million for the same period in 2006. The decrease was due lower average selling prices of $1.3 million, partially offset by $0.8 million in reduced sales returns. The decrease in our average selling prices of $1.3 million was due to a shift in our revenue mix driven by increased international and mail service volume and shifts in customer and product mix within our domestic distribution channel. Reduction in our provision for sales returns of $0.8 million resulted primarily from favorable return rate trends from our biosensor systems, which continue to stabilize since being launched in 2003.
Cost of sales increased $0.5 million, or 4.5%, to $12.0 million for the three months ended June 30, 2007, as compared to $11.4 million for the same period in 2006. This $0.5 million increase was driven primarily by $0.8 million of costs associated with increased distribution of free monitors for managed care and other initiatives, offset by product cost savings of $0.3 million which relate primarily to reduced manufacturing costs of test strips. As a percentage of net sales, cost of sales increased to 42.6% for the three months ended June 30, 2007, as compared to 40.1% for the same period in 2006. This 2.5% increase was due to an increase in the distribution of free monitors which contributed 2.8% of the increase and decreased pricing which contributed 1.7%, offset by sales returns which contributed 0.7% and other cost savings which contributed 1.3%.
Gross profit decreased $1.0 million, or 5.9%, to $16.1 million for the three months ended June 30, 2007, as compared to $17.1 million for the same period in 2006. The decrease is due to lower average selling prices of $1.3 million and increased costs of $0.8 million associated with increased distribution of free monitors, partially offset by reduced sales returns of $0.8 million and product cost savings of $0.3 million. As a percentage of net sales, gross profit decreased to 57.4% for the three months ended June 30, 2007, as compared to 59.9% for the same period in 2006. The decrease in gross profit percentage is due to the increase in cost of sales as a percentage of net sales, as noted above.
Selling, general and administrative expenses increased $0.5 million, or 4.2%, to $11.6 million for the three months ended June 30, 2007, as compared to $11.1 million for the same period in 2006. The increase is primarily due to an increase of $0.4 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth, increased audit, tax, and Sarbanes-Oxley related professional fees associated with being a publicly held company of $0.3 million, and increases to other general and administrative expenses of $0.3 million to support the continuing growth of our operations. These costs were partially offset by a decrease of $0.2 million in stock-based compensation and reduced overall legal costs associated with the Roche litigation and other corporate matters of $0.3 million. As a percentage of net sales, selling, general and administrative expenses increased to 41.2% for the three months ended June 30, 2007, as compared to 38.9% for the same period in 2006, primarily due to increased costs described above.
Research and development expenses increased $0.3 million, or 17.2%, to $2.3 million for the three months ended June 30, 2007, as compared to $1.9 million for the same period in 2006. As a percentage of net sales, research and development costs increased to 8.1%, as compared to 6.7% for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily due to increased participation in various clinical studies, increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.
Operating income was $2.3 million, or 8.1% of net sales, for the three months ended June 30, 2007 as compared to $4.1 million, or 14.3% of net sales, for the same period in 2006. The decrease in aggregate dollars in operating income and decrease as a percentage of net sales was due to increased operating expenses and lower gross margins, noted above.
The adjustment to the fair value of the Warrant Put Option resulted in expense of $0.6 million for the three months ended June 30, 2006. On September 20, 2006, in connection with the Company’s IPO, the holder of the common stock purchase warrant exercised its registration rights and exchanged the warrant for shares of our common stock.
Interest (expense) income, net was $0.4 million for the three months ended June 30, 2007, as compared to ($0.1) million for the same period in 2006. The increase in interest (expense) income, net was primarily due to a lower average debt balance outstanding combined with interest income earned on increased cash balances on hand during the three months ended June 30, 2007 as compared to the same period in 2006.
Our effective tax rates for the three months ended June 30, 2007 and 2006 were 30.1% and 46.9%, respectively. The effective tax rate for the three months ended June 30, 2007 is lower than the 35% statutory rate primarily due to tax credits and disqualifying dispositions of incentive stock options. The effective tax rate for the three months ended June 30, 2006 exceeded the statutory federal rate (35%), primarily as a result of the increase in the fair value of the Warrant Put Option and stock-based compensation expense for incentive stock options, both of which are not deductible for income tax purposes.
Net income was $1.8 million for the three months ended June 30, 2007 and 2006. Diluted net income per common share was $0.09 on weighted average shares of 19.8 million for the three months ended June 30, 2007, as compared to $0.11 on weighted average shares of 15.9 million for the same period in 2006.
Six months ended June 30, 2007 as compared to six months ended June 30, 2006
Net sales increased $0.5 million, or 0.8%, to $56.2 million for the six months ended June 30, 2007, as compared to $55.7 million for the same period in 2006. The increase was due to higher sales volume of $0.6 million and reduced sales returns of $1.3 million, partially offset by lower average selling prices of $1.4 million. The increased volume of $0.6 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $5.0 million, partially offset by a decrease in our photometric system and other sales of approximately $4.4 million. The $1.3 million reduction in our provision for sales returns resulted primarily from favorable return rate trends from our biosensor systems, which continue to stabilize since being launched in 2003. The decrease in our average selling prices of $1.4 million was due to a shift in our revenue mix driven by increased international and mail service volume and shifts in customer and product mix within our domestic distribution channel.
Cost of sales increased $0.7 million, or 3.1%, to $23.2 million for the six months ended June 30, 2007, as compared to $22.5 million for the same period in 2006. This $0.7 million increase was driven primarily $1.1 million of costs associated with increased distribution of free monitors for managed care and other initiatives, partially offset by $0.4 million related to reduced manufacturing costs primarily related to test strips. As a percentage of net sales, cost of sales increased to 41.2% for the six months ended June 30, 2007, as compared to 40.3% for the same period in 2006. This 0.9% increase was due to an increase in the distribution of free monitors which contributed 1.8% of the increase and pricing which contributed 1.0%, offset by sales returns which contributed 0.6% and other cost savings of 1.3%.
Gross profit decreased $0.2 million, or 0.7%, to $33.0 million for the six months ended June 30, 2007, as compared to $33.2 million for the same period in 2006. The decrease is due to lower average selling prices of $1.4 million and increased costs of $1.1 million associated with increased distribution of free monitors, partially offset by higher sales volume of $0.6 million, reduced sales returns of $1.3 million and product cost savings of $0.4 million. As a percentage of net sales, gross profit decreased to 58.8% for the six months ended June 30, 2007, as compared to 59.7% for the same period in 2006. The decrease in gross profit percentage is due to the increase in cost of sales as a percentage of net sales, as noted above.
Selling, general and administrative expenses increased $1.0 million, or 4.7%, to $23.1 million for the six months ended June 30, 2007, as compared to $22.1 million for the same period in 2006. The increase is primarily due to an increase of $0.6 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth, increased audit, tax, and Sarbanes-Oxley related professional fees associated with being a publicly held company of $0.8 million, and increases to other general and administrative expenses of $0.7 million to support the continuing growth of our operations. These costs were partially offset by a decrease of $0.5 million in stock-based compensation and reduced overall legal costs associated with the Roche litigation and other corporate matters of $0.6 million. As a percentage of net sales, selling, general and administrative expenses increased to 41.2% for the six months ended June 30, 2007, as compared to 39.7% for the same period in 2006, primarily due to increased costs described above.
Research and development expenses increased $0.5 million, or 13.9%, to $4.3 million for the six months ended June 30, 2007, as compared to $3.7 million for the same period in 2006. As a percentage of net sales, research and development costs increased to 7.6%, as compared to 6.7% for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily due to increased participation in various clinical studies, increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.
Operating income was $5.6 million, or 10.0% of net sales, for the six months ended June 30, 2007 as compared to $7.4 million, or 13.3% of net sales, for the same period in 2006. The decrease in aggregate dollars in operating income and decrease as a percentage of net sales was due to increased operating expenses and lower gross margins, noted above.
The adjustment to the fair value of the Warrant Put Option resulted in expense of $1.3 million for the six months ended June 30, 2006. On September 20, 2006, in connection with the Company’s IPO, the holder of the common stock purchase warrant exercised its registration rights and exchanged the warrant for shares of our common stock.

Interest (expense) income, net was $0.8 million for the six months ended June 30, 2007, as compared to ($0.2) million for the same period in 2006. The increase in interest (expense) income, net was primarily due to a lower average debt balance outstanding combined with interest income earned on increased cash balances on hand during the six months ended June 30, 2007 as compared to the same period in 2006.
Other income (expense), net was income of $0.1 million for the six months ended June 30, 2007, as compared to expense of ($0.1) million for the same period in 2006. These amounts consist primarily foreign exchange gains or losses on transactions with the Company’s foreign subsidiaries.
Our effective tax rates for the six months ended June 30, 2007 and 2006 were 33.0% and 45.7%, respectively. The effective tax rate for the six months ended June 30, 2007 is lower than the 35% statutory rate primarily due to tax credits and disqualifying dispositions of incentive stock options. The effective tax rate for the six months ended June 30, 2006 exceeded the statutory federal rate (35%), primarily as a result of the increase in the fair value of the Warrant Put Option and stock-based compensation expense for incentive stock options, both of which are not deductible for income tax purposes.
Net income increased to $4.3 million for the six months ended June 30, 2007, as compared to $3.2 million for the same period in 2006. Diluted net income per common share was $0.22 on weighted average shares of 19.8 million for the six months ended June 30, 2007, as compared to $0.20 on weighted average shares of 15.8 million for the same period in 2006.
Liquidity and capital resources
On June 30, 2007, we had approximately $32.7 million of cash and cash equivalents on hand, no debt outstanding and $7.0 million of capacity under our revolving line of credit. Our primary capital requirements are to fund capital expenditures and to fund common stock repurchases under our Board of Directors approved $5 million Common Stock Repurchase Program, as described below. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
Under our Fourth Amended and Restated Revolving Credit and Security Agreement (the “Credit Facility”), we have a $7.0 million unsecured revolving line of credit (“the Revolver”) which matures on November 30, 2008. At June 30, 2007, there was no outstanding balance under the Revolver. Borrowings under the Credit Facility bear interest at the LIBOR plus 0.5%. Our Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to total tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Credit Facility at June 30, 2007.
On August 7, 2007, our Board of Directors authorized a Common Stock Repurchase Program, authorizing us to repurchase up to $5 million of our common stock. In conjunction with the authorization of the Common Stock Repurchase Program, our lender under the Credit Facility, waived the covenant which had restricted us from retiring or repurchasing shares of our common stock. Repurchases of our common stock will begin during the second half of 2007.
Cash flows provided by operating activities were $3.6 million and $9.1 million for the six months ended June 30, 2006 and 2007, respectively. The increase in cash provided by operating activities was due to changes in our working capital components, which includes a decrease in taxes paid of $4.1 million.
Cash flows used in investing activities were $5.5 million and $5.0 million for the six months ended June 30, 2006 and 2007, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for a new blood glucose monitoring system under development. We expect our full year 2007 capital expenditures to be in the range of $12.0 million to $13.0 million which includes approximately $5.0 million related to the new test strip manufacturing equipment.
Cash flows (used in) provided by financing activities were ($1.4) million and $2.0 million for the six months ended June 30, 2006 and 2007, respectively. Cash flows used in financing activities for the six months ended June 30, 2006 consisted primarily of debt borrowings and repayments. Cash flows provided by financing activities for the six months ended June 30, 2007 consisted primarily of proceeds received from the exercise of options and there were no borrowings or outstanding amounts under our $7 million Revolver.
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
Item 3. Quantitative and qualitative disclosures about market risk
Our Credit Facility is subject to market risk and interest rate changes. The Revolver under the Credit Facility bears interest at LIBOR plus 0.5%. At June 30, 2007, we did not have any borrowings outstanding under our Revolver.
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
Changes in Internal Control
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Brandt Litigation
In March 2007, a settlement in principle was agreed by the parties to a lawsuit against us, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, George Holley or Robert Salem resulting from cash or other assets received from us in connection with any transaction with us. In November 1999, we acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration is $0.6 million, to be paid in cash, and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem in common stock of the Company. We will grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” we recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007, the court approved the final terms of the settlement consistent with the foregoing description, although a settlement agreement has not yet been signed by the parties. In July 2007, we reached a settlement agreement with our directors and officers insurance provider, whereby, we received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter. Our share of the insurance proceeds was $150,000 and the remaining $300,000 was distributed to George H. Holley and the Estate of Robert Salem. During the third quarter 2007, we will record a reduction to operating expenses of $450,000 and a distribution of capital of $300,000.
Item 1A. Risk Factors
Except as noted below, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.
Competitive bidding for durable medical equipment suppliers could negatively affect our business.
On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) in ten of the largest Metropolitan Statistical Areas (MSAs) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (i.e. test strips and lancets used with blood glucose monitors). The program will be expanded into 70 additional MSAs in 2009 and into additional areas after 2009. Under the competitive bidding program, beneficiaries will continue to have the option of obtaining diabetic supplies through mail-order or other modes of delivery, but only mail-order diabetic supplies are subject to competitive bidding at this time. CMS began accepting bids in April 2007 and has extended the deadline for submitting bids to September 25, 2007. New pricing under the program will go into effect in July 2008. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.
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
During the three months ended June 30, 2007, we used $1.1 million of the net proceeds to us from our initial public offering to make payments on the purchase of certain manufacturing equipment for new product development (out of a total purchase price of approximately $15.3 million).
Of the remaining $20.1 million of the net proceeds to us from our initial public offering, we intend to use approximately $3.6 million to complete the purchase of such manufacturing equipment and the remainder for working capital and general corporate purposes. Pending such use, we have deposited such remaining net proceeds of our initial public offering in a money market fund.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on June 5, 2007, the shareholders of the Company voted on the following matters:
1)	To elect two Class I directors as members of the Board of Directors of the Company, each to serve for a term of three years or until his successor has been elected and qualified; and

2)	To ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2007.
All of the director nominees were elected based on the following votes:

Director Nominees	Votes Cast For	Votes Withheld
Donald P. Parson	11,994,335	3,822,290
Tom Watlington	15,738,258	78,367
The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007 was ratified based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained
15,775,630	39,495	1,500
Item 6. Exhibits
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.

Date: August 10, 2007	By: /s/ J. RICHARD DAMRON, JR.

J. Richard Damron, Jr.
President and Chief Executive Officer
(principal executive officer) and Director

Date: August 10, 2007	By: /s/ RONALD L. RUBIN

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