Form 10-Q
period 2007-09-30
HOME DIAGNOSTICS INC
filed 2007-11-13
CIK 884909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33027

HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2594392 (I.R.S. Employer Identification No.)

2400 Northwest 55th Court Fort Lauderdale, Florida 33309 (Address of principal executive offices)	(954) 677-9201 (Zip Code)

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

Shares of Common Stock outstanding as of November 7, 2007: 18,013,932     .

HOME DIAGNOSTICS, INC
.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2006	2007
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$26,487,163	$33,227,602
Accounts receivable, net	17,010,471	21,163,503
Inventories, net	12,389,654	14,349,748
Prepaid expenses and other current assets	912,117	1,268,253
Income taxes receivable	1,455,689	—
Deferred tax asset	4,709,201	4,168,548

Total current assets	62,964,295	74,177,654
Property and equipment, net	17,932,833	21,848,331
Goodwill	35,573,462	35,573,462
Other intangible assets, net	1,048,781	750,816
Deferred tax asset	15,140	1,480,684
Other assets, net	141,504	138,855

Total assets	$117,676,015	$133,969,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,655,728	$10,481,656
Accrued liabilities	13,907,664	16,394,884
Accrued income taxes	—	400,118

Total current liabilities	20,563,392	27,276,658

Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 17,697,691 and 17,949,618 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	176,977	179,496
Additional paid-in capital	93,967,063	95,370,954
Retained earnings	2,940,376	11,107,649
Accumulated other comprehensive income	28,207	35,045

Total stockholders’ equity	97,112,623	106,693,144

Total liabilities and stockholders’ equity	$117,676,015	$133,969,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(Unaudited)

Net sales	$30,059,915	$31,684,101	$85,761,369	$87,834,473
Cost of sales	11,052,625	11,025,302	33,517,762	34,180,896

Gross profit	19,007,290	20,658,799	52,243,607	53,653,577

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $145,251 and $149,525 and $1,335,125 and $889,490 for the three and nine months ended September 30, 2006 and 2007, respectively)	10,647,742	12,028,896	32,726,928	35,136,687
Research and development	2,086,096	2,231,292	5,832,944	6,500,479
Insurance settlement	—	(450,000)	—	(450,000)

Total operating expenses	12,733,838	13,810,188	38,559,872	41,187,166

Income from operations	6,273,452	6,848,611	13,683,735	12,466,411

Other income (expense)
Change in fair value of warrant put option	1,334,151	—	58,700	—
Interest (expense) income, net	(33,128)	447,763	(194,063)	1,218,044
Other, net	129,917	12,579	28,936	64,186

Total other income (expense)	1,430,940	460,342	(106,427)	1,282,230

Income before provision for income taxes	7,704,392	7,308,953	13,577,308	13,748,641
Provision for income taxes	1,336,366	2,104,805	4,020,876	4,229,903

Net income	$6,368,026	$5,204,148	$9,556,432	$9,518,738

Earnings per common share:
Basic	$0.45	$0.29	$0.69	$0.53

Diluted	$0.30	$0.27	$0.57	$0.48

Weighted average shares used in computing earnings per common share:
Basic	14,150,876	18,115,897	13,857,902	17,953,529

Diluted	16,899,801	19,559,220	16,585,288	19,706,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
				(Unaudited)

Balance at December 31, 2006	17,697,691	$176,977	$93,967,063	$2,940,376	$28,207	$97,112,623
Cumulative effect of change in accounting for uncertainties in income taxes (Note 8)	—	—	—	89,279	—	89,279
Deemed capital distribution to stockholders	—	—	(300,000)	—	—	(300,000)
Stock-based compensation expense	—	—	889,490	—	—	889,490
Stock options and warrants exercised, including tax benefit of $820,719	615,495	6,154	2,760,633	—	—	2,766,787
Repurchases of common stock	(363,568)	(3,635)	(1,946,232)	(1,440,744)	—	(3,390,611)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	6,838	6,838
Net income	—	—	—	9,518,738	—	9,518,738

Total comprehensive income	—	—	—	9,518,738	6,838	9,525,576

Balance at September 30, 2007	17,949,618	$179,496	$95,370,954	$11,107,649	$35,045	$106,693,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2007
	(Unaudited)

Cash flows from operating activities
Net income	$9,556,432	$9,518,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,163,010	2,900,746
Amortization of deferred financing and debt issuance costs	64,634	6,763
Loss on asset disposal	53,903	33,098
Bad debt expense	45,000	37,489
Non-cash impact of insurance settlement	—	(300,000)
Deferred income taxes	(1,804,453)	(665,545)
Change in fair value of warrant put option	(58,700)	—
Stock-based compensation expense	1,335,125	889,490
Changes in assets and liabilities:
Accounts receivable	(3,242,233)	(4,190,521)
Inventories	1,152,894	(1,971,755)
Prepaid expenses and other current and non-current assets	(95,119)	(356,135)
Income taxes receivable and payable	(960,387)	2,629,135
Accounts payable	245,284	3,825,929
Accrued liabilities	2,649,358	1,543,824

Net cash provided by operating activities	12,104,748	13,901,256

Cash flows from investing activities
Capital expenditures	(7,388,714)	(6,550,868)

Net cash used in investing activities	(7,388,714)	(6,550,868)

Cash flows from financing activities
Repayment of term loans and notes payable	(3,749,866)	—
Repayment of notes payable to related party	(1,300,000)	—
Redemption of mandatorily redeemable preferred stock	(10,371,420)	—
Proceeds from issuance of common stock	35,105,684	—
Payment of debt financing costs	—	(4,314)
Proceeds from exercise of stock options	13,274	1,946,068
Tax benefit from stock options	—	820,719
Repurchases of common stock	—	(3,390,611)

Net cash provided by (used in) financing activities	19,697,672	(628,138)

Effect of exchange rate changes on cash and cash equivalents	153,293	18,189

Net increase in cash and cash equivalents	24,566,999	6,740,439
Cash and cash equivalents
Beginning of period	3,483,424	26,487,163

End of period	$28,050,423	$33,227,602

Supplemental cash flows disclosures:
Cash paid during the period for:
Interest	$202,721	$—

Income taxes	$6,030,000	$1,587,778

Non-cash supplemental information:
Deemed capital distribution to stockholders	$—	$(300,000)

Issuance of common shares in distribution of deferred compensation obligation	$228,340	$—

Exchange of warrant option	$7,371,644	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

The Company accepts product returns primarily due to the expiration of product life. Revenue is recorded net of an allowance for estimated returns. Sales returns are generally estimated and recorded based on an analysis of historical sales and returns information, analyzing the actual return date of the product as compared to the original date of sale of the product. The Company has estimated based on historical return experience that a reserve is required for future returns covering the prior 18 to 24 months of sales, driven primarily by the 18 to 24 month expiration of the Company’s test strip products. Products that exhibit unusual sales or return patterns due to dating or other matters are specifically identified and analyzed as part of accounting for the sales return provision.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

revenue at the later of time of sale or when the incentive is offered. Sales to customers are generally not subject to any price protection rights.

The Company also has reimbursement agreements with certain managed care providers, Medicaid programs and other third-party payors that require payment of rebates for products provided to their members. The Company accrues for these rebates, as a reduction of revenue, at the time of sale. The determination of the rebate allowance is based on the terms of the reimbursement agreements as well as historical payment trends to these providers. In addition, under certain circumstances, the Company offers meters, at no charge, to customers and third-party payors. The cost of these meters is recorded in cost of sales in the period the products are shipped.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to Issue No. 07 — 03, “Accounting for Non-refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF Issue No. 07-03 permits entities to capitalize nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities are required to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007 The Company is evaluating the impact that the adoption of EITF Issue No. 07-03 will have on its future results of operations and financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Stock option plans and warrants

In July 2006, the Company’s Board of Directors and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including, but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there were 1,320,300 options available for grant

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

and 679,700 options outstanding at September 30, 2007. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.

The Company also has two predecessor stock option plans which have approximately 2.4 million shares outstanding as of September 30, 2007. No additional stock options may be granted under either of these plans.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2007 is as follows:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Options	Prices	Prices

Outstanding at December 31, 2006	3,274,756	$2.99 - 12.00	$4.40
Granted	37,500	$10.85	$10.85
Exercised	(409)	$3.63	$3.63
Forfeited/Cancelled	(1,760)	$3.85-12.00	$8.48

Outstanding at March 31, 2007	3,310,087	$2.99 - 12.00	$4.47
Granted	334,400	$11.20-11.58	$11.20
Exercised	(396,692)	$2.99-4.27	$3.20
Forfeited/Cancelled	(3,000)	$11.58-12.00	$11.72
Outstanding at June 30, 2007	3,244,795	$2.99 - 12.00	$5.38
Granted	71,500	$9.26-11.07	$11.03
Exercised	(190,600)	$2.99-4.27	$3.46
Forfeited/Cancelled	(49,447)	$3.85-12.00	$10.72

Outstanding at September 30, 2007	3,076,248	$2.99 - 12.00	$5.48

Exercisable at September 30, 2007	2,337,461	$2.99-12.00	$3.94

The fair value of stock option grants during the nine months ended September 30, 2006 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Nine Months Ended
	September 30,	September 30,
	2006	2007

Weighted average expected term of options (in years)	6.00	4.58
Expected volatility factor (based on peer group volatility)	30.00%	30.00%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	5.06%	4.86%

Estimated forfeitures during the three and nine months ended September 30, 2006 were not significant. The Company’s estimated forfeiture rate during the three and nine months ended September 30, 2007 was approximately 8%.

At September 30, 2006 and 2007, there was $1.9 million and $1.7 million, respectively, of unrecognized share-based compensation expense associated with non-vested stock option grants subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance,

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

multiple awards. Stock-based compensation expense is expected to be recognized over a weighted-average period of 3 years.

The Company recognized stock-based compensation expense of $0.1 million during each of the three months ended September 30, 2006 and 2007, respectively. During the three months ended September 30, 2006, the $0.1 million in expense was comprised of approximately $0.2 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended September 30, 2006 was not significant. During the three months ended September 30, 2007, the $0.1 million in expense was comprised of approximately $0.4 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of approximately $0.3 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended September 30, 2007 was approximately $0.1 million.

The Company recognized stock-based compensation expense of $1.3 million and $0.9 million during the nine months ended September 30, 2006 and 2007, respectively. During the nine months ended September 30, 2006, the $1.3 million in expense was comprised of approximately $0.4 million related to compensation expense calculated in accordance with SFAS 123R for stock options and approximately $0.9 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the nine months ended September 30, 2006 was $0.1 million. During the nine months ended September 30, 2007, the $0.9 million in expense was comprised of approximately $1.0 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the nine months ended September 30, 2007 was approximately $0.3 million.

During January 2007, the Company issued 27,800 shares of our common stock for a purchase price of $0.01 per share, or $278.00 in the aggregate, pursuant to the exercise of the remaining unexercised portion of a warrant. The warrant was issued in September 2002 as consideration for financing consulting services and was exercisable as of the date of issuance.

3.  Inventories, net

Inventories, net consist of the following:

	December 31,	September 30,
	2006	2007

Raw materials	$6,873,057	$7,709,417
Work-in-process	3,360,650	4,663,110
Finished goods	2,155,947	1,977,221

	$12,389,654	$14,349,748

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

4.  Property and equipment, net

Property and equipment, net consist of the following:

	December 31,	September 30,
	2006	2007

Machinery and equipment	$15,404,014	$15,612,682
Leasehold improvements	3,004,636	3,229,509
Furniture, fixtures, and office equipment	2,841,022	2,994,722
Computer software	2,069,489	1,891,690
Equipment not yet placed in service	11,042,883	15,335,748

	34,362,044	39,064,351
Less: Accumulated depreciation and amortization	(16,429,211)	(17,216,020)

	$17,932,833	$21,848,331

Depreciation expense was approximately $0.9 million and $0.8 million for the three months ended September 30, 2006 and 2007, respectively. Amortization expense of computer software was approximately $0.1 million for the each of the three months ended September 30, 2006 and 2007.

Depreciation expense was approximately $2.6 million and $2.4 million for the nine months ended September 30, 2006 and 2007, respectively. Amortization expense of computer software was approximately $0.2 million for the each of the nine months ended September 30, 2006,and 2007

Equipment not yet placed in service primarily consists of expenditures for custom manufacturing equipment for new product development which is expected to be placed into service during mid 2008.

5.	Accrued liabilities

Accrued liabilities consist of the following:

	December 31,	September 30,
	2006	2007

Accrued salaries and benefits	$3,977,850	$3,645,012
Sales returns reserve	5,588,068	4,999,068
Product warranty and customer liabilities	3,399,119	5,344,037
Other accrued liabilities	942,627	2,406,767

	$13,907,664	$16,394,884

6.	Credit facility and long-term debt

The Company’s credit agreement, originally executed in October 2003 and subsequently amended (the “Amended Credit Facility”), consists of a $7.0 million unsecured revolving line of credit, which matures on November 30, 2008. At September 30, 2007, there was no outstanding balance. Borrowings bear interest at LIBOR plus 0.5% (5.6% at September 30, 2007). The Amended Credit Facility contains a financial covenant and other covenants that restrict the Company’s ability to, among other things, incur liens, repurchase shares and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. In August 2007, the Company received a waiver of non-compliance from the bank that is a party to the Company’s Amended Credit Facility, which had restricted the Company from retiring or repurchasing its own common stock. The Company believes that it was in compliance with the financial covenant and other restrictions at September 30, 2007.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s foreign manufacturing subsidiary based in Taiwan has the ability to borrow up to $0.8 million under a foreign line of credit at an annual rate of 2.75%. The foreign subsidiary may use these borrowings for normal operating uses and material purchases. There were no outstanding balances under the line of credit at September 30, 2007.

7.	Warrant put option

In connection with the issuance of $5.0 million Senior Subordinated Notes in 2002, the Company issued to the lender a warrant to purchase 614,816 shares of common stock with an exercise price of $0.01 per share (the “Warrant Put Option”). The holder of the Warrant Put Option had the right to put the Warrant Put Option to the Company after the fifth anniversary date at a redemption value as defined in the agreement. The redemption value was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization, plus cash less certain indebtedness and the redemption value of the Company’s Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The Warrant Put Option was considered a free standing derivative financial instrument that required valuation at each balance sheet date with the change in such value recorded within earnings. During the three months and nine months ended September 30, 2006, the estimated fair value of the Warrant Put Option decreased by approximately $1.3 million and $0.1 million, respectively. On September 20, 2006, in connection with the Company’s initial public offering (“IPO”), the holder of the Warrant Put Option exercised its registration rights and exchanged the warrant for 614,303 shares of our common stock. These shares were sold by the warrant holder in the IPO at $12.00 per share for a total of $7.4 million. As a result, the Company reclassed to equity the estimated fair value of the Warrant Put Option of approximately $7.4 million from the previously recorded liability balance during the year ended December 31, 2006.

8.	Income taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 also resulted in a $0.1 million cumulative effect adjustment to increase retained earnings. Under FIN 48, the Company has elected to continue its prior practice of accounting for interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2007, the Company has gross unrecognized tax benefits of approximately $2.3 million compared with approximately $2.2 million as of January 1, 2007, representing an increase of approximately $.1 million for the first nine months of fiscal 2007. Of the total unrecognized tax benefits, $1.6 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest did not change significantly during the nine months ended September 30, 2007 and is included in the unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom, Australia and Canada. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2003, although carry forward attributes that were generated between 1998 and 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future periods.

The Company is currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years. It is reasonably possible a change in the unrecognized tax benefits may occur in the next 12 months; however, quantification of an estimated range cannot be made at this time.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

9.	Earnings per common share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Weighted average shares outstanding includes shares subject to a warrant with a deminimis exercise price of $0.01 per share (46,800 shares for the three and nine months ended September 30, 2006).

Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period. As described in Note 7, the Company accounted for a Warrant Put Option as a liability carried at fair value. The common shares subject to this warrant have been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect is dilutive. On September 20, 2006, the holders of the warrant exercised their registration rights and exchanged the warrant for 614,303 shares of common stock.

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Basic:
Net income applicable to common stock	$6,368,026	$9,556,432

Weighted average number of common shares outstanding	14,150,876	13,857,902

Basic net income per share	$0.45	$0.69

Diluted:
Net income applicable to common stock	$6,368,026	$9,556,432
Change in fair value of the warrant put option	(1,334,151)	(58,700)

Adjusted net income applicable to common stock	$5,033,875	$9,497,732

Weighted average number of common shares outstanding	14,150,876	13,857,902
Effect of dilutive securities: stock options and warrants	2,748,925	2,727,386

Weighted average number of common and common equivalent shares outstanding	16,899,801	16,585,288

Diluted net income per share	$0.30	$0.57

The following summarizes the weighted average number of common shares outstanding during the three and nine months ended September 30, 2007, that were used to calculate the basic earnings per common share

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

as well as the dilutive impact of stock options and warrants, using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007

Weighted average number of common shares outstanding for basic earnings per share	18,115,897	17,953,529
Effect of dilutive securities: stock options and warrants	1,443,323	1,752,502

Weighted average number of common and common equivalent shares outstanding	19,559,220	19,706,031

For the three months and nine months ended September 30, 2007, the Company had 700,430 and 430,007 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive. There were no anti-dilutive options for the three and nine months ended 2006.

10.	Common stock repurchase program

On August 7, 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). During the three months ended September 30, 2007, the Company repurchased approximately 364,000 shares at a cost of approximately $3.4 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.

11.	Contingencies

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

Brandt Litigation

In March 2007, a settlement in principle was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT,

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration is $0.6 million to be paid in cash, and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem in common stock of the Company. The Company will grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court arbitrated the final payment terms of the settlement consistent with the foregoing description, and ordered the immediate exchange of mutual releases and payment of cash and stock. In July 2007, the Company reached a settlement agreement with its’ directors and officers insurance provider, whereby, the Company received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter. The Company’s share of the insurance proceeds was $150,000 and the remaining $300,000 was distributed to George H. Holley and the Estate of Robert Salem. During the three months ended September 30, 2007, the Company recorded a reduction to operating expenses of $450,000 and a distribution of capital of $300,000.

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

We sell our products in the following distribution channels:

•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International — the international channel consists primarily of sales to distributors in Latin America, the United Kingdom, Germany, Australia, Canada and China. In May 2005, we acquired our United Kingdom distributor, and we continually evaluate opportunities to partner with or acquire distributors in other international markets.

Our net sales by channel were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007

Net sales by channel:
Retail	$5,476,177	18.2%	$5,761,852	18.2%	$17,508,584	20.4%	$18,512,802	21.1%
Domestic distribution	19,013,959	63.2%	19,336,111	61.0%	50,300,184	58.6%	48,402,884	55.1%
Mail service	2,968,047	9.9%	3,118,992	9.9%	9,417,049	11.0%	10,471,405	11.9%
International	2,601,732	8.7%	3,467,146	10.9%	8,535,552	10.0%	10,447,382	11.9%

Net sales	$30,059,915	100.0%	$31,684,101	100.0%	$85,761,369	100.0%	$87,834,473	100.0%

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

Results of operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007

Net sales	$30,059,915	100.0%	$31,684,101	100.0%	$85,761,369	100.0%	$87,834,473	100.0%
Cost of sales	11,052,625	36.8%	11,025,302	34.8%	33,517,762	39.1%	34,180,896	38.9%

Gross profit	19,007,290	63.2%	20,658,799	65.2%	52,243,607	60.9%	53,653,577	61.1%
Operating Expenses:
Selling, general and administrative	10,647,742	35.4%	12,028,896	38.0%	32,726,928	38.2%	35,136,687	40.0%
Research and development	2,086,096	6.9%	2,231,292	7.0%	5,832,944	6.8%	6,500,479	7.4%
Litigation settlement/(insurance proceeds)	—	0%	(450,000)	(1.4)%	—	0%	(450,000)	(0.5)%

Total operating expenses	12,733,838	42.4%	13,810,188	43.6%	38,559,872	45.0%	41,187,166	46.9%

Income from operations	6,273,452	20.9%	6,848,611	21.6%	13,683,735	16.0%	12,466,411	14.2%
Increase in fair value of warrant put option	1,334,151	4.4%	—	0.0%	58,700	0.1%	—	0.0%
Interest (expense) income, net	(33,128)	(0.1)%	447,763	1.5%	(194,063)	(0.2)%	1,218,044	1.4%
Other, net	129,917	0.4%	12,579	(0.0)%	28,936	(0.0)%	64,186	0.1%

Income before income taxes	7,704,392	25.6%	7,308,953	23.1%	13,577,308	15.8%	13,748,641	15.7%
Provision for income taxes	(1,336,366)	(4.4)%	(2,104,805)	(6.7)%	(4,020,876)	(4.7)%	(4,229,903)	(4.9)%

Net income	$6,368,026	21.2%	$5,204,148	16.4%	$9,556,432	11.1%	$9,518,738	10.8%

Three months ended September 30, 2007 as compared to three months ended September 30, 2006

Net sales increased $1.6 million, or 5.4%, to $31.7 million for the three months ended September 30, 2007, as compared to $30.1 million for the same period in 2006. The increase was due to higher sales volume of $2.0 million and reduced sales returns of $0.2 million, partially offset by increased managed care rebates and other discounts of $0.6 million, a portion of which related to prior periods. The increased volume of $2.0 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $5.7 million, partially offset by a decrease in our photometric system and other sales of approximately $3.7 million. The $0.2 million reduction in our provision for sales returns resulted primarily from continued favorable return rate trends from our biosensor systems. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.

Cost of sales decreased $0.1 million, or 0.2%, to $11.0 million for the three months ended September 30, 2007, as compared to $11.1 million for the same period in 2006. This $0.1 million decrease was driven primarily by product cost savings of $1.7 million which relate primarily to reduced manufacturing costs primarily related to test strips, partially offset by increased costs of $1.0 million associated with higher sales volume and $0.6 million of costs associated with increased distribution of free monitors for managed care and other initiatives. As a percentage of net sales, cost of sales decreased to 34.8% for the three months ended September 30, 2007, as compared to 36.8% for the same period in 2006. This 2.0% decrease was due to cost savings driven primarily by test strip manufacturing process improvements which contributed 5.2%, partially offset by an increase in the distribution of free monitors which contributed 2.0%. In addition net revenue decreases from increased managed care and other rebates and product mix, offset by reduced returns, contributed 0.7%.

Gross profit increased $1.7 million, or 8.7%, to $20.7 million for the three months ended September 30, 2007, as compared to $19.0 million for the same period in 2006. The increase is due to higher sales volume of $1.0 million, product cost savings of $1.7 million and reduced sales returns of $0.2 million, partially offset by increased costs of $0.6 million associated with increased distribution of free monitors and increased managed care rebates of $0.6 million. As a percentage of net sales, gross profit increased to 65.2% for the three months ended September 30, 2007, as compared to 63.2% for the same period in 2006. The increase in gross profit percentage is primarily due to the decrease in cost of sales as a percentage of net sales, as noted above.

Selling, general and administrative expenses increased $1.4 million, or 13.0%, to $12.0 million for the three months ended September 30, 2007, as compared to $10.6 million for the same period in 2006. The increase is primarily due to higher sales and marketing costs of $1.5 million to support increased advertising and promotions, managed care and other strategic initiatives, increased audit, tax, and Sarbanes-Oxley related professional fees associated with being a publicly held company of $0.3 million and increases to other general and administrative expenses of $0.2 million to support the continuing growth of our operations. These costs were partially offset by reduced overall legal costs associated with the Roche litigation and other corporate matters of $0.6 million. As a percentage of net sales, selling, general and administrative expenses increased to 38.0% for the three months ended September 30, 2007, as compared to 35.4% for the same period in 2006, primarily due to increased costs described above.

Research and development expenses increased $0.1 million, or 7.0%, to $2.2 million for the three months ended September 30, 2007, as compared to $2.1 million for the same period in 2006. The increase is primarily due to increased participation in various clinical studies and other costs related to new product development. As a percentage of net sales, research and development costs increased slightly to 7.0% for the three months ended September 30, 2007, as compared to 6.9% for the same period in 2006.

Insurance settlement income of $0.5 million for the three months ended September 30, 2007 related to a settlement with our director’s and officer’s insurance carrier in connection with litigation brought by Leonard Brandt in 2001 against us and two of our principal shareholders. Our share of the settlement consideration was $0.2 million and the remaining $0.3 million was paid directly to the two principal shareholders. During the three months ended September 30, 2007, we recorded a reduction to operating expenses of $0.5 million and a distribution of capital of $0.3 million.

Operating income was $6.8 million, or 21.6% of net sales, for the three months ended September 30, 2007 as compared to $6.3 million, or 20.9% of net sales, for the same period in 2006. The increase in aggregate dollars in operating income and increase as a percentage of net sales was due to increased gross margins offset by increased operating expenses, noted above.

The adjustment to the fair value of the Warrant Put Option resulted in income of $1.3 million for the three months ended September 30, 2006. On September 20, 2006, in connection with the Company’s IPO, the holder of the common stock purchase warrant exercised its registration rights and exchanged the warrant for shares of our common stock.

Interest (expense) income, net was income of $0.4 million for the three months ended September 30, 2007, as compared to expense of ($33,000) for the same period in 2006. The increase in interest (expense) income, net was primarily due to a lower average debt balance outstanding combined with interest income earned on increased cash balances on hand during the three months ended September 30, 2007 as compared to the same period in 2006.

Other, net was income of $0.1 million for the three months ended September 30, 2007, as compared to income of approximately $13,000 for the same period in 2006. These amounts consist primarily foreign exchange gains or losses on transactions with the Company’s foreign subsidiaries.

Our effective tax rates for the three months ended September 30, 2006 and 2007 were 17.3%, and 28.8%, respectively. The effective tax rate for the three months ended September 30, 2007 is lower than the 35% statutory rate primarily due to tax credits and disqualifying dispositions of incentive stock options. The effective tax rate for the three months ended September 30, 2006 is lower than the 35% statutory rate, primarily due to the decrease in the fair value of the Warrant Put Option, which is not taxable, and the recognition of an income tax benefit of approximately $1.2 million. The income tax benefit related primarily to the recognition of previously unclaimed research and development (“R&D”) tax credits associated with tax years 1998 through 2005.

Net income was $5.2 million for the three months ended September 30, 2007 as compared to $6.4 million for the same period in 2006. The Warrant Put Option and tax credit, noted above, increased net income by $2.5 million for the three months ended September 30, 2006. Diluted net income per common share was $0.27 on weighted average shares of 19.6 million for the three months ended September 30, 2007, as compared to $0.30 on weighted average shares of 16.9 million for the same period in 2006.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

Net sales increased $2.1 million, or 2.4%, to $87.8 million for the nine months ended September 30, 2007, as compared to $85.8 million for the same period in 2006. The increase was due to higher sales volume of $3.4 million and reduced sales returns of $1.5 million, partially offset by lower average selling prices of $1.9 million and increased managed care rebates and other discounts of $0.9 million. The increased volume of $3.4 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $11.5 million, partially offset by a decrease in our photometric system and other sales of approximately $8.1 million. The $1.5 million reduction in our provision for sales returns resulted primarily from continued favorable return rate trends from our biosensor systems. The decrease in our average selling prices of $1.9 million was primarily due to a shift in our revenue mix driven by increased international and mail service volume and shifts in customer and product mix within our domestic distribution channel. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.

Cost of sales increased $0.7 million, or 2.0%, to $34.2 million for the nine months ended September 30, 2007, as compared to $33.5 million for the same period in 2006. This $0.7 million increase was driven primarily $1.6 million of costs associated with increased distribution of free monitors for managed care and other initiatives and higher sales volume of $1.4 million, partially offset by $2.3 million related to reduced manufacturing costs primarily related to test strips. As a percentage of net sales, cost of sales decreased to 38.9% for the nine months ended September 30, 2007, as compared to 39.1% for the same period in 2006.

This 0.2% decrease was due primarily to cost savings which contributed 2.6%, and sales returns which contributed 0.4%, partially offset by an increase in the distribution of free monitors which contributed 1.8% and pricing which contributed 0.8%.

Gross profit increased $1.4 million, or 2.7%, to $53.7 million for the nine months ended September 30, 2007, as compared to $52.2 million for the same period in 2006. The increase is due to higher sales volume of $2.0 million, product cost savings of $2.3 million and reduced sales returns of $1.5 million, partially offset by $1.6 million associated with increased distribution of free monitors, lower average selling prices of $1.9 million and increased managed care rebates and other discounts of $0.9 million. As a percentage of net sales, gross profit increased to 61.1% for the nine months ended September 30, 2007, as compared to 60.9% for the same period in 2006. The increase in gross profit percentage is due to the decreases in cost of sales as a percentage of net sales, as noted above.

Selling, general and administrative expenses increased $2.4 million, or 7.4%, to $35.1 million for the nine months ended September 30, 2007, as compared to $32.7 million for the same period in 2006. The increase is primarily due to higher sales and marketing costs of $1.8 million to support continued sales growth, increased audit, tax, and Sarbanes-Oxley related professional fees associated with being a publicly held company of $1.1 million, an increase of $0.4 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth and increases to other general and administrative expenses of $0.7 million to support the continuing growth of our operations. These costs were partially offset by a decrease of $0.4 million in stock-based compensation and reduced overall legal costs associated with the Roche litigation and other corporate matters of $1.2 million. As a percentage of net sales, selling, general and administrative expenses increased to 40.0% for the nine months ended September 30, 2007, as compared to 38.2% for the same period in 2006, primarily due to increased costs described above.

Research and development expenses increased $0.7 million, or 11.4%, to $6.5 million for the nine months ended September 30, 2007, as compared to $5.8 million for the same period in 2006. As a percentage of net sales, research and development costs increased to 7.4%, as compared to 6.8% for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to increased participation in various clinical studies and other costs related to new product development.

Insurance settlement income of $0.5 million for the nine months ended September 30, 2007 related to a settlement with the our director’s and officer’s insurance carrier in connection with litigation brought by Leonard Brandt in 2001 against us and two of our principal shareholders.

Operating income was $12.5 million, or 14.2% of net sales, for the nine months ended September 30, 2007 as compared to $13.7 million, or 16.0% of net sales, for the same period in 2006. The decrease in aggregate dollars in operating income and decrease as a percentage of net sales was due to increased operating expenses, partially offset by higher gross margins, noted above.

The adjustment to the fair value of the Warrant Put Option resulted in income of $0.1 million for the nine months ended September 30, 2006. On September 20, 2006, in connection with the Company’s IPO, the holder of the common stock purchase warrant exercised its registration rights and exchanged the warrant for shares of our common stock.

Interest (expense) income, net was income of $1.2 million for the nine months ended September 30, 2007, as compared to expense of ($0.2) million for the same period in 2006. The increase in interest (expense) income, net was primarily due to a lower average debt balance outstanding combined with interest income earned on increased cash balances on hand during the nine months ended September 30, 2007 as compared to the same period in 2006.

Other, net was income of $0.1 million for the nine months ended September 30, 2007, as compared to income of approximately $35,000 for the same period in 2006. These amounts consist primarily foreign exchange gains or losses on transactions with the Company’s foreign subsidiaries.

Our effective tax rates for the nine months ended September 30, 2006 and 2007 were 29.6% and 30.8%, respectively. The effective tax rate for the nine months ended September 30, 2007 is lower than the 35%

statutory rate primarily due to tax credits and disqualifying dispositions of incentive stock options. The effective tax rate for the nine months ended September 30, 2006 is lower than the 35% statutory rate primarily due to the increase in the fair value of the Warrant Put Option and stock-based compensation expense for incentive stock options, both of which are not deductible for income tax purposes and the $1.2 million research and development tax credit previously discussed.

Net income decreased to $9.5 million for the nine months ended September 30, 2007, as compared to $9.6 million for the same period in 2006. Diluted net income per common share was $0.48 on weighted average shares of 19.7 million for the nine months ended September 30, 2007, as compared to $0.57 on weighted average shares of 16.6 million for the same period in 2006.

Liquidity and capital resources

On September 30, 2007, we had approximately $33.2 million of cash and cash equivalents on hand, no debt outstanding and $7.0 million of capacity under our revolving line of credit. Our primary capital requirements are to fund capital expenditures and to fund common stock repurchases under our board approved Common Stock Repurchase Program, as described below. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.

Under our Fourth Amended and Restated Revolving Credit and Security Agreement (the “Credit Facility”), we have a $7.0 million unsecured revolving line of credit (“the Revolver”) which matures on November 30, 2008. At September 30, 2007, there was no outstanding balance under the Revolver. Borrowings under the Credit Facility bear interest at the LIBOR plus 0.5%. Our Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to total tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Credit Facility at September 30, 2007.

On August 7, 2007, our Board of Directors authorized a Common Stock Repurchase Program, authorizing us to repurchase up to $5 million of our common stock. In conjunction with the authorization of the Common Stock Repurchase Program, our lender under the Credit Facility waived the covenant which had restricted us from retiring or repurchasing shares of our common stock. During the three months ended September 30, 2007, we repurchased approximately 364,000 shares at a cost of approximately $3.4 million. All purchases under the Common Stock Repurchase Program made in the open market, subject to market conditions and trading restrictions.

Cash flows provided by operating activities were $12.1 million and $13.9 million for the nine months ended September 30, 2006 and 2007, respectively. The increase in cash provided by operating activities was due to changes in our working capital components, which includes a decrease in taxes paid of $4.4 million.

Cash flows used in investing activities were $7.4 million and $6.6 million for the nine months ended September 30, 2006 and 2007, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for a new blood glucose monitoring system under development. We expect our full year 2007 capital expenditures to be in the range of $9.0 million to $10.0 million which includes approximately $4.1 million related to the new test strip manufacturing equipment.

Cash flows provided by (used in) financing activities were $19.7 million and ($0.6) million for the nine months ended September 30, 2006 and 2007, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2006 include IPO net proceeds of $35.1 million offset by payments to redeem our preferred stock of $10.4 million. Cash flows used in financing activities for the nine months ended September 30, 2007 consisted primarily of $3.4 million in purchases of common stock under our Common Stock Repurchase Program, noted above, partially offset by $2.8 million in proceeds received from the exercise of options. There were no borrowings or outstanding amounts under our $7 million Revolver at September 30, 2006 and 2007, respectively.

We expect that funds generated from operations, our current cash on hand and funds available under our revolving line of credit, will be sufficient to finance our working capital requirements, fund capital expenditures, and meet our contractual obligations for at least the next twelve months.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157,” Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We currently are evaluating the impact that the adoption of SFAS No. 157 will have on our future consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to Issue No. 07 — 03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF Issue No. 07-03 permits entities to capitalize nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities are required to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007 We are evaluating the impact that the adoption of EITF Issue No. 07-03 will have on our future results of operations and financial position.

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

Our Credit Facility is subject to market risk and interest rate changes. The Revolver under the Credit Facility bears interest at LIBOR plus 0.5%. At September 30, 2007, we did not have any borrowings outstanding under our Revolver.

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

Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Brandt Litigation

In March 2007, a settlement in principle was agreed by the parties to a lawsuit against us, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, George Holley or Robert Salem resulting from cash or other assets received from us in connection with any transaction with us. In November 1999, we acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration is $0.6 million, to be paid in cash, and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem in common stock of the Company. We will grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” we recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court arbitrated the final payment terms of the settlement consistent with the foregoing description, and ordered the immediate exchange of mutual releases and payment of cash and stock. In July 2007, we reached a settlement agreement with our directors and officers insurance provider, whereby, we received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter. Our share of the insurance proceeds was $150,000 and the remaining $300,000 was distributed to George H. Holley and the Estate of Robert Salem. During the three months ended September 30, 2007, we recorded a reduction to operating expenses of $450,000 and a distribution of capital of $300,000.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K and in its Form 10-Q for the period ending June 30, 2007.

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

During the three months ended September 30, 2007, we used $0.4 million of the net proceeds to us from our initial public offering to make payments on the purchase of certain manufacturing equipment for new product development (out of a total purchase price of approximately $14.8 million).

Of the remaining $19.7 million of the net proceeds to us from our initial public offering, we intend to use approximately $2.8 million to complete the purchase of such manufacturing equipment and the remainder for working capital and general corporate purposes. Pending such use, we have deposited such remaining net proceeds of our initial public offering in a money market fund.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2007, the Company repurchased approximately 364,000 shares of its common stock at a cost of approximately $3.4 million under a $5 million repurchase program approved by its Board of Directors in August 2007. All purchases were made in the open market, subject to market conditions and trading restrictions.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of the	yet be Purchased
	of Shares	Average Price	Repurchase	Under the
Period	Purchased	Paid per Share	Program	Repurchase Program

July 1, 2007 to July 31, 2007	—	—	—	$—
August 1, 2007 to August 31, 2007	265,268	$9.20	265,268	$2,558,255
September 1, 2007 to September 30, 2007	98,300	$9.65	98,300	$1,609,389

Total at September 30, 2007	363,568	$9.33	363,568

Item 6.	Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.

Date: November 12, 2007	By: /s/ J. RICHARD DAMRON, JR. J. Richard Damron, Jr. President and Chief Executive Officer (principal executive officer) and Director

Date: November 12, 2007	By: /s/ RONALD L. RUBIN Ronald L. Rubin Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number			Description

10	.1*	—	Separation Agreement dated September 13, 2007 between the Registrant and a former employee.
31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1*	—	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.
32	.2*	—	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith