Form 10-K
period 2007-12-31
HOME DIAGNOSTICS INC
filed 2008-03-17
CIK 884909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2594392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 NW 55th Court Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)

Registrant’s telephone number, including area code:
954-677-9201

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company. (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates was $119.5 million based on the last sales price of the Registrant’s common stock reported on the NASDAQ Exchange on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 8.0 million shares held by directors, officers and stockholders whose ownership exceeded 5% of the Registrant’s outstanding Common Stock as of June 29, 2007. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant. As of March 10, 2008, there were 17,906,291 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the Registrant’s 2008 Annual Meeting of Stockholders to be held on June 3, 2008, to be filed subsequently with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

In this Annual Report, “HDI” or the “Company,” “we,” “us” and “our” refer to Home Diagnostics, Inc., and our wholly owned subsidiaries. Statements we make in this Annual Report that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading ”Cautionary Statement Concerning Forward-Looking Statements and Risk Factors” following Item 1 of Part I of this Annual Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as those discussed elsewhere in this Annual Report. Actual events or results may differ materially from those discussed in this Annual Report. “TRUEtrack®”, “Sidekick®,” ,“Prestige IQ®” “Gentle Draw®,” “TRUEreadtm”, “TRUEresulttm”, “TRUE2gotm” and “TRUEtesttm” are our trademarks. Other product, service and company names mentioned in this Annual Report are the service marks or trademarks of their respective owners.

Item 1.	Business

Overview

We are a developer, manufacturer and marketer of blood glucose monitoring systems and disposable supplies for people with diabetes worldwide. Our blood glucose monitoring systems are high quality products with performance and features that are comparable to or better than our competitors’ products at substantially lower prices. We partner with leading food and drug retailers, mass merchandisers, distributors, mail service providers and third-party payors in the United States and internationally to deliver our products to people with diabetes. We market our products under our own brands, including TRUEtrack, Sidekick, TRUEread and Prestige IQ, and under a co-branded format through which we add our customers’ store brand name to our brand name products. Our co-branding strategy creates substantial value for our partners, providing increased customer awareness of their brands. As a result of these benefits, our distribution partners are motivated to invest in the success of our products in their stores and within their distribution channels through promotion and advertising and attractive product placement in retail locations. We also market our products to managed care organizations including health plans and pharmacy benefits managers (PBMs) for inclusion on formularies, which are lists of approved products from which the insured or member and their physicians can choose, and granting of “preferred product” status by health plans. Co-branding also provides advantages with formulary access as it is our brand name that appears on formularies, enabling us to leverage our national retail distribution without listing each product separately under the name of each of our co-brand partners.

Market opportunity

Diabetes

Diabetes is a chronic life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the insulin hormone. This inability prevents the body from adequately regulating blood glucose levels. According to the International Diabetes Federation, more than 246 million people worldwide are estimated to have diabetes. This population is expected to grow significantly with increasing overall life expectancy, worsening diet trends, increasingly sedentary lifestyles and growing incidence of obesity. The World Health Organization, or WHO, estimates that the number of people with diabetes will reach 370 million worldwide by the year 2030. In the United States, Frost & Sullivan estimates that in 2005 nearly 21 million people, or about 7% of the population, had diabetes, and about 14.6 million, or 70% of the total diabetic population, were diagnosed. Frost & Sullivan expects this figure to grow to 18.2 million, or 77% of the diabetic population, by 2011. According to Frost & Sullivan, the market for blood glucose test strips, which comprise nearly 86% of the total North American blood glucose testing market, was approximately $3.4 billion in 2007 in North America and is expected to grow to $4.8 billion in 2013, a compound annual growth rate of 5.6%. Frost & Sullivan estimates the market outside of North America for blood glucose monitors and strips to be approximately $3.3 billion growing at 17% per annum through 2010.

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

According to the ADA, diabetes is the fifth leading cause of death by disease in the United States. Complications related to diabetes include heart disease, nerve damage, limb amputations, loss of kidney function and blindness. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. Normally, the pancreas controls blood glucose levels by secreting the insulin hormone, which enables the cells to absorb glucose and lower blood glucose levels. When concentrations are too high, patients often administer insulin in an effort to drive blood glucose levels down. Unfortunately, insulin administration can often drive blood glucose levels below the normal range, resulting in hypoglycemia. In cases of severe hypoglycemia, diabetes patients risk acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many patients are afraid of driving down blood glucose levels. Consequently, patients often remain in a hyperglycemic state, exposing themselves to long-term chronic complications. The total cost for the healthcare system associated with the treatment of diabetes and its complications in 2007 was $174 billion, according to the ADA.

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

High-quality products.  Our blood glucose monitoring systems are high quality products with substantially lower prices than competitors’ products. Our products offer a wide variety of features that address the particular needs of certain subsets of the diabetic population.

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

Best Category Value.  We market our high-quality blood glucose monitoring systems at prices that are substantially lower than those of our principal competitors. For example, in retail pharmacies in the United States, our starter kits are sold at prices ranging from $14.99 to $17.99, and our 50 count vials of test strips at prices ranging from $27.99 to $32.99. This represents a substantial discount to the prices of our principal competitors, who sell their starting kits at prices ranging from $69.99 to $77.99 and their 50 count vials of test strips at prices ranging from $52.99 to $57.99.

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

We currently have several new products in development that we believe will strengthen our position in the market. For example, in 2008 we plan to launch our new blood glucose test strip platform called TRUEtest. TRUEtest strips will utilize our proprietary on-strip coding technology that automatically calibrates with our upcoming TRUEresult and TRUE2go blood glucose meters. Our TRUEresult meter will offer advanced performance features while TRUE2go will be the world’s smallest monitor for on-the-go testing giving people with diabetes the ability to choose the meter that best fits their needs. We expect to launch these products in the second half of 2008 following FDA clearance. The new on-strip coding technology of TRUEtest strips will eliminate the need for users to code their TRUEresult and TRUE2go meters with each new box of test strips. This enhancement reduces the risk of inaccurate glucose results caused by miscoding or failure to change the code when a new box of test strips is used. To date, Bayer Corp. and Abbott Laboratories have introduced no coding systems in the retail marketplace.

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

Establish ourselves as a preferred provider for third-party payors.  While managed care organizations are not our direct customers, they play a very important role in the selection of blood glucose monitoring systems for their members. Our efforts with managed care organizations have focused on demonstrating how our products can provide substantial cost savings within third-party payors’ networks while maintaining the highest quality of patient care. We have multiple formulary contracts with pharmacy benefits managers, managed care organizations and with important state Medicaid formularies. Our market presence and attractive solution have enabled us to obtain exclusive provider status for certain regional health plans.

Increase our penetration of international markets.  Frost & Sullivan estimates the market for blood glucose monitors and test strips outside of North America to be approximately $3.3 billion in 2007 growing at 17% per annum through 2010. Currently, international sales represent only 12.5% of our net sales. We currently market our products internationally through distributors and, in some cases, directly, as in the United Kingdom and Canada. Our partners among international distributors and retailers include Shoppers Drug Mart in Canada, Farmacias Ahumadas S.A. (FASA) in Latin America, SuperDrug Stores plc in the United Kingdom, Diabetes Australia New South Wales in Australia, STADA Arzneimittel AG in Germany, and Grace Medical Inc. in China. We believe that international markets represent a substantial growth opportunity for us and we are focused on increasing our penetration in these markets.

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

Our systems include proprietary monitors, test strips and control solutions. Each system has its own test strips, which are used exclusively with our own blood glucose monitors. Each lot of test strips is uniquely formulated so that the chemical reaction of the blood sample can be converted into a blood glucose measurement by the meter. In order to match the test strip’s specific characteristics with the meter, a code is assigned that conveys the test strip lot calibration information to the meter. Codes are generally in the form of either a button code system or a code chip system. Under a button code system, the user enters the applicable code number, printed on the test strip vial, to calibrate the meter. In a code chip system, each vial of test strips has a unique code chip included with the vial of test strips, which is inserted into the meter to calibrate the meter. Both methods require the user to remember to code the meter for each new vial of test strips. Some of our competitors’ have introduced systems that have built-in discs or drums that dispense test strips automatically coded to the meter or that do not require coding. Our TRUEtest strip platform and corresponding TRUE2go and TRUEresult meters which will be launched in 2008 will utilize our proprietary on-strip coding technology. The meter of our disposable Sidekick system is pre-calibrated to the test strips included with the system, thus eliminating the need for the user to code the meter. Eliminating the coding step also simplifies patient education and training by removing the need for the user to remember to perform the coding procedure.

We believe our monitors demonstrate best-in-class performance specifications, including:

•	No-coding capability;

•	small sample size of between less than 1.0 and 4.0 microliters;

•	rapid result processing speeds from under 10 to 50 seconds;

•	significant test memory of between 50 and 365 tests;

•	alternate testing site functionality (on the forearm); and

•	data management and communications capabilities.

Our biosensor products also feature a unique four-electrode system that both measures the glucose content in blood and indicates when enough blood has been drawn to complete the test.

The following table describes the key features of our current product portfolio.

	TRUEtrack	Sidekick	TRUEread	Prestige IQ

Description	High-quality technology and state of the art features	All-in-one, disposable blood glucose monitoring system	High-quality technology with basic data management features	Large and easy-to- read display with test strips that are wide and easy to handle
Technology	Biosensor	Biosensor	Biosensor	Photometric
Test strips
Enzyme	Glucose Oxidase	Glucose Oxidase	Glucose Oxidase	Glucose Oxidase
Sample size requirement	1 microliter	1 microliter	1 microliter	4 microliters
Alternate site testing	Yes	Yes	Yes	No
Sample fill detection	Yes	Yes	Yes	No
Set up & coding
Unit options	mg/dL and mmol/L	mg/dL and mmol/L	mg/dL and mmol/L	mg/dL and mmol/L
Date & time	Yes	No	Yes	Yes
Coding	Code chip	Automatic	Code chip	Button
Data management
Test speed	10 seconds	Less than 10 seconds	10 seconds	10-50 seconds
Memory	365 tests	50 tests	200 tests	365 tests
Test averaging	14 & 30 day	No	No	14 & 30 day
Data communications	Yes	No	Yes	Yes

Blood glucose monitoring systems

TRUEtrack.  The TRUEtrack blood glucose monitoring system, which was introduced in July 2003, offers one of the largest memory systems on the market, able to store 365 test results. It also has data uploading capability, a large and easy-to-read display and easy-to-handle capillary action test strips. An audible fill detection sensor lets the user know when enough blood has been drawn. Test results are provided in ten seconds, which compares favorably with other leading monitors on the market, which average 10 — 20 seconds or more. It requires only a 1.0 microliter blood sample size and can be used on an alternate testing site. The combination of these features makes the TRUEtrack ideal for a more frequent tester with an active lifestyle.

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

TRUEread.  The TRUEread blood glucose monitoring system was launched in March of 2007. TRUEread has a 1.0 microliter blood sample requirement and provides test results in 10 seconds. In addition, the meter can hold up to 200 tests in its memory and has uploading data management capabilities. An audible fill detection sensor lets the user know when enough blood has been drawn and can be used on an alternate test site. TRUEread is exclusively available to Medicare and Medicaid customers in the mail service and distribution channels. TRUEread enables us to align product placement with specific market needs and diversify its product offering to meet market dynamics.

Prestige IQ.  Our Prestige IQ, which was introduced in June 2001, offers a large and easy-to-read display with test strips that are wide and easy to handle. Given its features, the Prestige IQ is ideal for patients with dexterity or visual limitations, two of the most common side effects associated with diabetes. The test strip requires a 4.0 microliter blood sample size. The Prestige IQ offers a 365 test memory and data uploading capabilities.

Other products

In addition to our blood glucose monitoring systems, we offer several monitoring accessories designed to make the management of diabetes easier, including:

TrackRecord DMS.  TrackRecordDMS, for diabetes management, is a stand-alone optional data management software accessory supplied in CD format for use with our TRUEtrack, TRUEread and Prestige IQ Smart System meters. The software is installed onto a personal computer (PC) and the blood glucose meter is connected to the PC via a data cable. When used with TRUEtrack, TRUEread or Prestige IQ meters, TrackRecord DMS permits the management of blood glucose data transferred from the meter memory to the computer for enhanced data management capability. Software application features include data management for single at-home patient use and multiple-patient use for the healthcare professional in the clinical setting. Users can input patient healthcare and ID information, and select date range, glucose units, target glucose ranges, and meal time blocks.

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

Disposable ketone urinary test strips.  Our disposable urinary test strips are used to test ketone levels in urine. People with diabetes monitor ketone levels because high ketone measurements can lead to a complication called ketoacidosis, which can result in coma. We began developing the ketone disposable urinary test strip in late 2003 and began shipping the product commercially in May 2004. We sell ketone test strips in 50 or 100 strip count packages. The test features a 15 second test time, which we believe positions the product as a category leader.

Sales and marketing

In the United States, we have a direct sales force that works with retail pharmacies, domestic distributors, mail service providers and managed care organizations in a collaborative effort to deliver our products to the diabetic end-user. Our sales team is a diverse group including telesales, managed care specialists and clinical support specialists, who are located throughout the country and provide our customers with ongoing clinical support for our products.

In addition to our direct sales efforts, we have been able to leverage the sales forces of our domestic distributor customers. Through our top three distributor customers (AmerisourceBergen Corporation, Cardinal Health Inc. and McKesson Corporation (“McKesson”)), we estimate that we gain access to approximately 1,700 sales people in the United States, who promote our products to food and drug retailers and mass merchandisers.

Our marketing team is responsible for product planning and management, advertising and promotion, market research, branding and public relations. Our marketing team is also involved in evaluating business strategies to exploit our competitive position.

Internationally, we sell our products through distributors located in Latin America, Europe, Australia and Asia, and on a direct basis in the United Kingdom and Canada. We sell our products in these markets under our own brands and under our co-branded format. We have multiple international co-branding partnerships, including FASA in Latin America, SuperDrug Stores in the United Kingdom, Grace Medical in China and Diabetes Australia New South Wales in Australia. We believe that the international markets represent a significant opportunity for us and are focused on expanding our co-branding and distribution relationships to capitalize on this opportunity.

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

We enter into agreements with certain of our customers from time to time addressing terms of sale, volume discounts, minimum requirements for maintaining exclusivity and the like. However, we do not rely on written agreements to any significant extent, but rather on our relationships with our customers. Most of our sales are made pursuant to purchase orders, and we do not have any agreements that require customers to purchase any minimum amount of our products except with certain international distribution agreements. We have an agreement with McKesson that provides for its Medical Surgical division to be the exclusive private label or co-brand distributor of our TRUEtrack system for the long-term care market, so long as certain minimum purchase thresholds were met. Although the agreement does not require McKesson to purchase any minimum amount of our products, other than to maintain exclusivity, over one half of our sales to McKesson in 2007 were pursuant to the agreement.

Retail pharmacies

Retail pharmacies are the largest sales channel for the blood glucose monitoring market. We currently sell our products in most retail pharmacy chains in the United States. In 2007, we generated $26.0 million of net sales through direct sales to the leading retail pharmacies, in which we sell our products under own brands and in the co-branded format. Retailers are very receptive to the value our products provide, given the attractive profitability and branding opportunity that our products provide. Our leading retail pharmacy customers in the United States include Walgreen Co. and CVS Corporation, which sell our products in the co-branded formats. In addition, in December 2007, we entered into an agreement to become the exclusive co-brand supplier for Rite Aid Corp.

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

Domestic distributors

Our domestic distributor customers include drug and medical supply wholesalers which sell products to food and drug retailers, long-term, acute and primary care facilities, and correctional facilities. In 2007, we generated $61.1 million of net sales through direct sales to domestic distributors. To date, we have established relationships with national medical products distributors, including AmerisourceBergen, Cardinal Health, McKesson (including its McKesson Medical Surgical division, which services the long-term care market) and Invacare Corporation, and with regional distributors such as Morris & Dickson Co., LLC and Kinray, Inc. Through our domestic distributors, we sell our products in leading supermarkets and mass merchandisers, including Safeway Inc., Winn-Dixie Stores, Inc. and Kmart, a subsidiary of Sears Holding Corporation.

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

We believe that the strength of our relationships with our national distribution partners is apparent by the ongoing honors awarded to us by these partners including:

Company	Award	Year

Cardinal Health	Trade Representative of the Year for Private Label	2007
Cardinal Health	Trade Representative of the Year — Diabetics Care and Supplier Quality Award	2005
Cardinal Health	Customer Choice Award	2005
McKesson	Brand Supplier of the Year	2005 and 2006
McKesson Medical-Surgical	Brand Supplier of the Year	2005
McKesson Medical- Surgical	Brand Promotional Supplier of the Year	2006 and 2007
Invacare	Tenth Man Award	2005 and 2006

Mail service

Our mail service customers include contract mail service providers and home care agencies providing comprehensive disease management services. In 2007, we generated $14.0 million of net sales from our mail service customers. The target population of the mail service channel has historically been Medicare participants. We offer our mail service partners the same combination of our branded products and the co-branding formats that we offer our major retail and distributor partners. We currently sell our products through mail service organizations and home care organizations, which supply their customers and patients directly at home, such as Diabetes Care Club, CCS Medical, Liberty Medical Supply Inc., Lincare Holdings Inc., Access Diabetic Supply, LLC and Apria Healthcare Group Inc.

International

We primarily market our products in international markets through regional distributors, who sell products to regional pharmacies and food mass retailers in their local markets. In the United Kingdom and Canada, we market our products directly to customers. In 2007, we generated $14.5 million of net sales internationally. Some of our retail and distribution partners in the international markets include Shoppers Drug Mart in Canada, FASA in Latin America, SuperDrug Stores in the United Kingdom, STADA Arzneimittel AG in Germany, Grace Medical in China and Diabetes Australia New South Wales in Australia.

Through our partnerships with international distributors, we are able to leverage their market reach without having to invest significantly in an international sales force.

Managed care strategy

Managed care is an important component of the diabetes management market. Because of the significant impact that managed care organizations can have on the selection of blood glucose monitoring systems, it is important that a company competing in this market achieve coverage penetration with these third-party payors. To obtain coverage, a company must provide managed care organizations, Medicaid or Medicare, with a high quality blood glucose monitoring system that is more cost effective for the insurer. However, quality and cost alone are not sufficient for formulary inclusion by a managed care plan. Given the large memberships of many managed care organizations, they also limit formulary inclusion to those companies and products that have a substantial market presence, to ensure adequate availability of products for their members. Until we achieved broad coverage with the TRUEtrack, we had limited participation in this segment.

Based on the affordability of our products and the strength of our technology, we have been able to generate substantial success with managed care organizations, including Medicaid and Medicare. The combination of our continuously increasing points of distribution and our high-quality, affordable product portfolio has enabled us to win formulary contracts with pharmacy benefit managers, managed care organizations and important state Medicaid formularies. Our successes and growing recognition have been rewarded further with exclusive or preferred provider status for certain health plans. We plan to continue pursuing such opportunities and believe that our growing installed base will help us to be successful within this market segment.

Another growth opportunity that we are beginning to successfully penetrate is participation in 340B Programs, which enable qualified entities serving low income and uninsured populations to benefit from group purchasing discounts. We and Bayer Corp. have been named as the two diabetes supply vendors of the Prime Vendor Program (PVP) under Section 340B of the Veterans Health Care Act of 1992. Our contract runs through 2009 and has allowed us to achieve success with some of the largest 340B participating entities.

Research and development

As of December 31, 2007, our research and development team comprised of 57 scientists, engineers and associates dedicated to designing, manufacturing, engineering, and assessing the quality of promising new technologies. Our research and development team is exploring new technologies that we believe will broaden our product portfolio or target new markets that we are not currently addressing, enhance our current products and extend our technology into applications outside of diabetes. In addition to our extensive focus on improving our blood glucose monitoring product portfolio through research and development of new technologies, we are also focused on developing new ways to improve our manufacturing processes and technologies. To date, our manufacturing process research and development team has developed advanced systems for high throughput, precision manufacturing processes that significantly lower our cost per unit. These processes further support our strategy of helping people with diabetes better manage their healthcare cost by providing high-quality, high-performance diagnostic products at affordable prices.

Some of our current research and development programs include:

TRUEtest on-strip coding technology.  One of the challenges for blood glucose testers is the calibration of test strips to the blood glucose monitor being used. Calibration is required to ensure that the monitor provides an accurate reading, but can be time consuming and cumbersome for patients with limited dexterity. We are developing our own proprietary on-strip coding technology to provide the maximum user convenience and testing accuracy. Our TRUEtest strips will utilize this technology to automatically calibrate with our upcoming TRUEresult and TRUE2go blood glucose meters. We expect to launch these products in the second half of 2008 following FDA clearance.

TRUEresult.  TRUEresult is a no-coding system that will offer state of the art performance and advanced features. The meter automatically reads the code from the TRUEtest strip being used, which reduces the potential for inaccurate readings due to mis-coding. It requires a 0.5 microliter blood sample and yields test results in as fast as four seconds.

TRUE2go.  TRUE2go is the world’s smallest no-coding meter for on-the-go testing. On-strip coding of TRUEtest strips will make testing easier and faster for users. TRUE2go requires a blood sample of 0.5 microliters and provides results in as fast as four seconds. The TRUE2go has a 99 test memory and provides alternate site testing.

Intellectual property

We rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights. Currently, we have 27 issued United States patents, of which eight are United States design patents. We also have 50 issued foreign patents, bringing our total number of issued patents world-wide to 77. In furtherance of our overall global intellectual property strategy, we have approximately 140 patent applications currently on file. We filed these patent applications in the United States and 13 other countries in Europe, Latin America, Asia and Australia. Our issued patents expire between 2012 and 2025.

Our patents and patent applications seek to protect new technologies developed by us in the blood glucose monitoring industry. These new core technologies include novel methods of fabricating biosensors (or test strips), new chemistry formulations and biosensor materials for superior testing accuracy, novel user features of our blood glucose meter systems and the incorporation of wireless connectivity technologies to interface blood glucose monitors with computers.

Our issued patents and patent applications are directed to, among other things:

•	overall designs of the meters and test strips, including potential variations; and

•	manufacturing processes for the development of the Prestige IQ, TRUEtrack, SideKick, TRUEtest, TRUEresult and TRUE2go systems.

We also register trademarks for each of our products. Currently, we have 53 registered trademarks in the United States, Canada, Europe and Latin America. We also have approximately 50 pending trademark applications currently on file.

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

We manufacture, test and package our blood glucose and ketone test strips at our facility in Fort Lauderdale. We have developed a manufacturing process for the test strips that we believe is efficient, cost effective and scalable to meet higher volumes. The test strips are composed of chemicals, conductive inks, adhesive and printed polyester. Our Fort Lauderdale facilities have sufficient manufacturing capacity for all of our current test strip products.

In addition, we have purchased and installed substantially all of our custom manufacturing equipment necessary to manufacture our new TRUEtest test strips which utilize our proprietary on-strip coding technology to automatically calibrate with our TRUEresult and TRUE2go meters to be launched in the second half of 2008 following FDA clearance.

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

In addition, other companies are developing or marketing continuous blood glucose testing devices and technologies that could compete with our devices. To date, the FDA has approved eight continuous monitors or sensors: one by Abbott Laboratories, Inc., two by DexCom, Inc.,four by Medtronic Corp. and one by Cygnus Corp., which ceased operations and sold its remaining assets to Animas Corp., a subsidiary of Johnson & Johnson. Abbott Laboratories, Inc. received FDA approval in March 2008 for adjunctive use of its FreeStyle Navigator continuous glucose monitoring system. DexCom received FDA approval in March 2006 for adjunctive use of its STS Continuous Glucose Monitoring System, or STS, which also provides continuous real-time blood glucose measurements for a period of up to three days. In May 2007, Dexcom received FDA approval for adjunctive use of its seven day STS continuos glucose monitoring system. Dexcom’s STS systems include a small implantable sensor that continuously measures glucose levels in subcutaneous tissue and a small external receiver to which the sensor transmits glucose levels at specified intervals. Diabetic patients using the DexCom STS systems are still required to calibrate the STS with finger-stick measurements twice per day to ensure reliable operation. Additionally, DexCom is developing a long-term system, which will provide continuous real-time blood glucose measurements for a period of up to one year. Others are also developing technology for long-term continuous glucose monitoring, including Medtronic, but progress is difficult to assess. Although the introduction of these continuous blood glucose testing devices could adversely affect our business, no device has yet been approved by the FDA, or, to our knowledge, developed as a replacement to the finger-stick testing method.

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

The primary regulator in Europe is the European Union, which consists presently of 27 countries encompassing most of the major countries in Europe. Other countries, such as Switzerland and Norway, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the region. In many international markets, commercialization requires both regulatory approval and reimbursement approval. While regulatory approval may be obtained for a country or group of countries, reimbursement approval may be required at the state, county or local level. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.

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

Third-party reimbursement

In the United States, our products are generally purchased directly by patients from food and drug retailers, mass merchandisers, distributors, mail service providers and, in some cases, military hospitals or managed care organizations. Under the Medicaid program, states generally reimburse for approved procedures on a reasonable cost or fee schedule basis. Currently, our products are reimbursed under Medicare and most Medicaid programs.

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

Employees

As of December 31, 2007, we employed 543 people worldwide, of which approximately 261 were engaged in manufacturing, 57 in research and development, 122 in sales, marketing and distribution and 103 in general and administrative activities. We believe that our relationships with our employees are good. None of our employment arrangements are subject to collective bargaining arrangements.

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

In addition, various statements that this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1— “Business”, Item 2 — “Properties” and Item 3 — “Legal Proceedings” in Part I of this report and in Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete directly with Bayer Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc. and TheraSense Inc. subsidiaries of Abbott Laboratories, and Roche Ltd. These competitors’ products, like ours, use a meter and disposable test strips to test blood obtained by pricking the finger or the forearm. Collectively, these companies currently account for approximately 95% of the blood glucose monitoring market, according to Frost & Sullivan. The companies marketing these competing devices are publicly traded companies or divisions of publicly traded companies, and have access to significantly greater resources than we do, which could prevent us from competing effectively against them.

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

Food and Drug Administration, or FDA, approval of a commercially viable continuous glucose monitor or sensor, especially by one of our competitors, that provides accurate real-time data without the need to perform confirmatory finger-stick measurements could have a material adverse effect on our net sales and future profitability. To date, the FDA has approved, for limited applications, eight continuous monitors or sensors, one by Abbot Laboratories, Inc., two by DexCom, Inc., four by Medtronic Corp., and one by Cygnus Corp., which ceased operations and sold its remaining assets to Animas Corp., a subsidiary of Johnson & Johnson. None of these products are FDA approved for use as a substitute for finger-stick blood glucose testing. Diabetic patients using these continuous monitoring systems are still required to perform finger-stick measurements of glucose levels to calibrate or confirm readings. DexCom is developing a long-term system, which will provide continuous real-time blood glucose measurements for a period of up to one year. Others are also developing technology for long-term continuous glucose monitoring, including Medtronic, but progress is difficult to assess. Although the introduction of these continuous blood glucose testing devices could adversely affect our business, no device has yet been approved or, to our knowledge, developed as a replacement to the finger-stick testing method.

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

Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark laws and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us. Despite our efforts to safeguard our intellectual property rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other proprietary information. Our inability to adequately protect our intellectual property could allow our competitors and others to manufacture and market products based on our patented or proprietary technology or other intellectual property rights, which could substantially impair our ability to compete.

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

In April 2005, we paid $5.0 million to settle a claim by a competitor that one of our products infringed on one of their patents. In December 2007, we paid $3.5 million to Roche Diagnostics Corporation (“Roche”) in settlement of a patent infringement suit filed in February 2004. In the complaint, Roche alleged that our TrueTrack Smart System and TrackEASE Smart System blood glucose monitors infringed on U.S. Patent Nos. 5,366,609 and Re. 36,268, relating to biosensing blood glucose monitors. Among the terms of the settlement is a royalty free, fully paid-up worldwide license under the patents at issue. In addition, the settlement terms include a covenant by Roche not to sue Home Diagnostics on the licensed patents. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report. See Item 3. — “Legal Proceedings” below.

Competitive bidding for durable medical equipment suppliers could negatively affect our business.

On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) in ten of the largest Metropolitan Statistical Areas (MSAs) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (i.e. test strips and lancets used with blood glucose monitors). The program will be expanded into 70 additional MSAs in 2009 and into additional areas after 2009. Under the competitive bidding program, beneficiaries will continue to have the option of obtaining diabetic supplies through mail-order or other modes of delivery, but only mail-order diabetic supplies are subject to competitive bidding at this time. CMS began accepting bids in April 2007 and is expected to announce the winning bids in March 2008. New pricing under the program will go into effect in July 2008. In January 2008, CMS announced the 70 MSAs and product categories for the second round of competitive bidding to be implemented in 2009, however, diabetic supplies were not included in the list of product categories. It is possible CMS will seek to implement a national mail order diabetic program by 2010. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.

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

If our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.

We have made a significant investment in custom manufacturing equipment to produce our blood glucose monitoring systems, including our TRUEtest platform to be launched in the second half of 2008, following FDA clearance. We may have difficulty scaling our manufacturing operations to provide a sufficient supply of product to support our current or future demand. The scaling of manufacturing capacity is subject to numerous risks and uncertainties, such as design, installation and maintenance of manufacturing equipment, among others, which can lead to unexpected delays and/or increased costs. There can be no assurance that we will be able to efficiently scale our manufacturing process and operations. If we are unable to manufacture a sufficient supply of our products, maintain control over expenses or otherwise adapt to anticipated growth, or if we under estimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

For the year ended December 31, 2007, we derived approximately 27.6% of our total net sales from two customers. The loss of either of those customers could have a material adverse effect on our financial condition and results of operations.

In the year ended December 31, 2007, our two largest customers, McKesson Corporation (including its McKesson Medical Surgical division) and Walgreen Co., accounted for approximately 14.7% and 12.9%, respectively, of our total net sales. Our principal customers may not continue to purchase our products for competitive or other reasons. The loss of any of our principal customers could have a material adverse effect on our financial condition and results of operations.

To the extent we acquire complementary businesses or technologies in the future, we may experience difficulty integrating those acquisitions. Additionally, we may incur debt to finance those acquisitions, which adds additional financial risk to our business. To the extent we incur too much debt in undertaking acquisitions, we may adversely affect our financial position and operating results.

The process of integrating acquired businesses or technologies may involve unforeseen difficulties and may require significant financial and other resources and a disproportionate amount of management’s attention. We may not be able to successfully manage and integrate new businesses or technologies into our existing operations or successfully maintain the market share attributable to any acquired businesses. We may also encounter cost overruns related to such acquisitions. To the extent we experience some or all of these difficulties, our financial condition would be adversely affected. Any such acquisitions may cause us to incur indebtedness, increasing our debt service requirements and the amount of our cash flow that would have to be directed to the repayment of debt, which could adversely affect our operating results and financial position.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. We will continue to incur costs associated with our public company reporting requirements and costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

Our products are subject to extensive regulation in the United States and in foreign countries where we do business. Unless an exemption applies, each device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months from the date the application is complete, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. New product introductions, including the TRUEresult and TRUE2go meter systems and the TRUEtest test strips, will require 510(k) clearance prior to commercialization. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is complete or even longer. However, achieving a completed application is a process that may take numerous clinical trials and require the filing of amendments over time. Delays in obtaining clearance or approval could adversely affect our revenues and profitability.

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

Risks related to our common stock

We have been sued by an individual who claims compensation for consulting services.

In 2001, a lawsuit was filed against us, MIT Development Corp., or MIT, George Holley and the Estate of Robert Salem. The plaintiff claims that he was engaged in 1994 to provide financial consulting services for MIT, Mr. Holley and Mr. Salem. Among other things, he claims he was to receive 10% of the increase in the value received by MIT, Holley or Salem from HDI in connection with any transaction with HDI. In November 1999, HDI acquired MIT from Messrs. Holley and Salem. In March 2007, a settlement was agreed by the parties to this lawsuit. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration is $0.6 million and the remaining $2.4 million was to be funded by George Holley and the Estate of Robert Salem by furnishing restricted shares of the Company’s common stock. In July and October 2007, the court arbitrated the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of cash and stock. The agreed settlement funds and shares were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and we filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant our motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. It is not presently known whether Mr. Brandt would seek to appeal such a ruling. See Item 3 — Legal Proceedings” below.

We are controlled by our officers and directors and one large non-management stockholder.

As of March 1, 2008, our officers and directors and Judy Salem, individually and as executrix for The Estate of Robert Salem, our largest non-management stockholder, beneficially owned approximately 38% of our outstanding common stock. Accordingly, they may be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentration makes it unlikely that any other holder of our common stock will be able to affect our management or direction. These factors may also have the effect of delaying or preventing a change in the management or voting control of HDI.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 132,000 square feet of office and manufacturing space at our principal facility in Fort Lauderdale, Florida under a 180-month lease, expiring February 2013, with monthly payments of approximately $125,000. We also lease approximately 22,000 square feet of office space in Fort Lauderdale, Florida under a 60-month lease, expiring March 2013, with monthly payments of approximately $45,000.

We lease approximately 16,000 square feet of manufacturing space at our facility in Hsinchu City, Taiwan, under a 12-month lease, expiring December 2008, with monthly payments of approximately $10,000.

Item 3.	Legal Proceedings

We are involved in certain legal proceedings arising in the ordinary course of business. In our opinion, except as disclosed below, the outcome of such proceedings will not materially affect our consolidated financial position, results of operations or cash flows.

Roche Litigation

In February 2004, Roche Diagnostics Corporation filed suit against us and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleges that our TrueTrack Smart System infringes claims on two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche seeks damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleges willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted us motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings were subject to appeal by Roche. On December 20, 2007, we settled the ongoing litigation, agreeing to pay Roche a lump sum payment of $3.5 million in exchange for a royalty-free, fully paid-up, world-wide license on both of the patents, as well as a covenant by Roche not to sue us on the licensed patents. We recorded a charge of $3.5 million to operating expense related to this settlement during the year ended December 31, 2007.

Brandt Litigation

In March 2007, a settlement in principle was agreed by the parties to a lawsuit against us, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from us in connection with any transaction with us. In November 1999, we acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration is $0.6 million to be paid in cash, and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem in common stock of the Company. We will grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, we recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court arbitrated the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of cash and stock. The agreed settlement funds were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and we filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant our motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. It is not presently known whether Mr. Brandt would seek to appeal such a ruling.

In July 2007, we reached a settlement agreement with our directors and officers insurance provider, whereby, we received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter. Our share of the insurance proceeds was $150,000 and the remaining $300,000 was distributed to George H. Holley and the Estate of Robert Salem. During the year ended December 31, 2007, we recorded a reduction to operating expenses of $450,000 and a distribution of capital of $300,000.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 10, 2008, 17,906,291 shares of our common stock were outstanding. As of March 10, 2008, the number of holders of record of our common stock was 14,941.

Our common stock began trading on the NASDAQ National Market under the symbol “HDIX” on September 21, 2006. Prior to that time, there was no trading market for our common stock. The following table sets forth, for each of the periods indicated, the high and low sales prices per share on the NASDAQ National Market:

	Low	High

Period
Fiscal Year Ended December 31, 2007
First Quarter	$9.88	$12.71
Second Quarter	$10.16	$11.89
Third Quarter	$7.16	$12.05
Fourth Quarter	$6.18	$10.24
Fiscal Year Ended December 31, 2006
Third Quarter (beginning September 21, 2006)	$12.25	$13.20
Fourth Quarter	$10.55	$13.20

The last reported sales price for our common stock on the NASDAQ National Market on March 10, 2008 was $6.77 per share.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about HDI’s common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members or the board of directors under all of our existing equity compensation plans:

Number of Shares of
Common Stock
Remaining Available for
Future Issuance under
	Number of Shares of			Equity
	Common Stock to be		Weighted-Average	Compensation Plans
	Issued upon Exercise of		Exercise Price per Share	(Excluding Shares
Plan Category	Outstanding Options		of Outstanding Options	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	3,010,407	(1)	$5.53	1,311,300(2)

(1)	Includes 477,001 shares of common stock issuable upon the exercise of options that were outstanding under our 1992 Stock Option Plan, 1,255,494 shares of common stock issuable upon the exercise of options that were outstanding under our 2002 Stock Option Plan, 688,700 shares of common stock issuable that were outstanding under our 2006 Equity Incentive Plan, and 589,212 shares of common stock issuable upon the exercise of outstanding options that were granted other than pursuant to such plans, the terms of which are substantially similar to those of such plans, in each case, as of December 31, 2007.

(2)	Represents the difference between the number of shares of our common stock issuable under our 2006 Equity Incentive Plan, and the number of shares of our common stock issued under such plans and options as of December 31, 2007, which consist of options to acquire 688,700 shares of common stock (net of forfeitures ).

Use of Proceeds from Sales of Registered Securities

On September 26, 2006, we closed an initial public offering of 6,599,487 shares of our common stock. Of these shares, 3,300,000 were newly issued shares sold by us and 2,299,487 were existing shares sold by certain of our stockholders. On October 4, 2006, an additional 989,923 shares of existing common stock were sold by certain of such selling stockholders pursuant to the exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-133713), which the SEC declared effective on September 20, 2006, and a final prospectus filed pursuant to Rule 424(b) under the Securities Act on September 22, 2006 (Reg. No. 333-133713).

We received approximately $35.1 million in net proceeds from the offering after underwriting discounts and offering expenses. These proceeds were used as follows:

•	$10.4 million to redeem all outstanding shares of our Series F Preferred Stock;

•	$2.0 million to repay outstanding indebtedness to Wachovia Bank N.A.; and

•	$3.6 million through December 31, 2007 for manufacturing equipment for new product development ($0.6 million during the three months ended December 31, 2007).

Of the remaining $19.1 million of the net proceeds to us from our initial public offering, we intend to use approximately $1.4 million to complete the purchase of such manufacturing equipment and the remainder for working capital and general corporate purposes. Pending such use, we have deposited such remaining net proceeds of our initial public offering in a money market fund.

Issuer Purchase of Equity Securities

During the three months ended December 31, 2007, we repurchased 141,500 shares of our common stock at a cost of approximately $1.1 million under a $5.0 million repurchase program (the “Common Stock Repurchase Program”) approved by our Board of Directors in August 2007. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.

				Approximate Dollar
				Value of Shares
			Total Number	that May
			of Shares	Yet Be Purchased
	Total Number	Average Price	Purchased as Part of	Under
	of Shares	Paid per	the Repurchase	the Repurchase
Period	Purchased	Share	Program	Program

October 1, 2007 to October 31, 2007	—	—	—	$1,609,389
November 1, 2007 to November 30, 2007	119,300	$7.87	119,300	$671,044
December 1, 2007 to December 31, 2007	22,200	$8.00	22,200	$493,433

Total	141,500		141,500

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

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Home Diagnostics, Inc, The NASDAQ Composite Index
And The Russell 3000 Medical & Dental Supplies Index

	September 21,	December 31,
Year End	2006	2007
HDIX	100	64.79
Peer Index	100	123.79
NASDAQ	100	121.30

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

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except for per share data)

Consolidated statement of operations data:
Net sales	$73,709	$85,082	$100,165	$112,628	$115,601
Cost of sales	29,400	35,570	41,149	44,287	45,555

Gross profit	44,309	49,512	59,016	68,341	70,046

Operating expenses:
Selling, general and administrative(1)	22,581	29,021	37,259	42,603	46,827
Research and development	5,990	5,713	6,526	8,230	8,928
Litigation settlement, net of recoveries	—	5,000	—	3,000	3,050

Total operating expenses	28,571	39,734	43,785	53,833	58,805

Income from operations	15,738	9,778	15,231	14,508	11,241
Change in fair value of warrant put option	321	1,075	2,803	(59)	—
Interest expense (income), net	3,032	4,658	712	(167)	(1,656)
Other expense (income)	129	387	(198)	44	(119)

Income before income taxes	12,256	3,658	11,914	14,690	13,016
Provision for income taxes	4,323	1,692	5,982	4,381	3,388

Net income	$7,933	$1,966	$5,932	$10,309	$9,628

Per share data:
Net income per common share:
Basic	$0.57	$0.14	$0.43	$0.70	$0.54

Diluted	$0.56	$0.14	$0.39	$0.59	$0.49

Weighted-average shares used in computing net income per common share:
Basic	13,815	13,815	13,740	14,811	17,953

Diluted	14,068	14,061	15,078	17,373	19,574

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$737	$6,939	$3,483	$26,487	$32,696
Working capital	10,482	13,843	9,364	42,401	46,161
Total assets	71,109	81,018	85,615	117,676	130,251
Long-term debt, less current portion	10,766	10,250	1,250	—	—
Mandatorily redeemable preferred stock	1,153	1,153	1,152	—	—
Total stockholders’ equity	39,859	42,332	49,146	97,113	106,099

(1)	Includes stock-based compensation expense of $0.1 million in 2003, $12,882 in 2004, $1.6 million in 2005, $1.2 million in 2006 and $1.1 million in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our products in the following distribution channels:

•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International — the international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors primarily in Latin America, Germany, Australia, and China.

Our net sales by channel were as follows for the years indicated:

	Years Ended December 31,
	2005		2006		2007
	(In thousands)

Retail	$20,502	20.5%	$25,118	22.3%	$25,959	22.5%
Domestic distribution	53,340	53.3%	63,092	56.0%	61,069	52.8%
Mail service	16,159	16.1%	13,095	11.6%	14,048	12.2%
International	10,164	10.1%	11,323	10.1%	14,525	12.5%

	$100,165	100.0%	$112,628	100%	$115,601	100%

We enter into agreements with certain of our customers from time to time addressing terms of sale, volume discounts, minimum requirements for maintaining exclusivity and the like. However, we do not rely on written agreements to any significant extent, but rather on our relationships with our customers. Most of our sales are made pursuant to purchase orders, and we do not have any agreements that require customers to purchase any minimum amount of our products except with certain international distribution agreements. We have an agreement with one of our largest customers, McKesson, that provides for its Medical Surgical division to be the exclusive private label or co-brand distributor of our TRUEtrack system for the long-term care market, so long as certain minimum purchase thresholds were met. Although the agreement does not require McKesson to purchase any minimum amount of our products, other than to maintain exclusivity, over one half of our sales to McKesson in 2007 were pursuant to the agreement.

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

Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer and technical service, finance and administrative expenses and stock-based compensation expenses. We have been involved in patent related litigation concerning certain of our products. Our legal costs (excluding litigation settlements), which were 5.5%, 3.4% and 2.2% of net sales in 2005, 2006 and 2007, respectively, can be significant, and the timing difficult to predict. Our selling, general and administrative expenses have increased for costs associated with being a publicly traded company, including accounting and auditing, legal, insurance, director compensation, Sarbanes-Oxley compliance and other costs.

We have made significant investments in our research and development initiatives. Our research and development costs have generally been in the range of 6% to 8% of our net sales and include salaries and related costs for our scientists and staff as well as costs for clinical studies, materials, consulting and other third-party services. Our research and development team is working to develop new technologies that we believe will broaden our product portfolio and enhance our current products.

Results of operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Years Ended December 31,
	2005		2006		2007
	(In thousands)

Net sales	$100,165	100.0%	$112,628	100.0%	$115,601	100.0%
Cost of sales	41,149	41.1%	44,287	39.3%	45,555	39.4%

Gross profit	59,016	58.9%	68,341	60.7%	70,046	60.6%

Operating expenses:
Selling, general and administrative	37,259	37.2%	42,603	37.8%	46,827	40.5%
Research and development	6,526	6.5%	8,230	7.3%	8,928	7.7%
Litigation settlement, net of recoveries	—	0.0%	3,000	2.7%	3,050	2.7%

Total operating expenses	43,785	43.7%	53,833	47.8%	58,805	50.9%

Income from operations	15,231	15.2%	14,508	12.9%	11,241	9.7%

Change in fair value of warrant put option	2,803	2.8%	(59)	(0.0)%	—	(0.0)%
Interest expense (income), net	712	0.7%	(167)	(0.1)%	(1,656)	(1.4)%
Other expense (income), net	(198)	(0.2)%	44	0.0%	(119)	(0.1)%

Income before income taxes	11,914	11.9%	14,690	13.0%	13,016	11.3%
Provision for income taxes	5,982	6.0%	4,381	3.8%	3,388	3.0%

Net income	$5,932	5.9%	$10,309	9.2%	$9,628	8.3%

Year ended December 31, 2007 as compared to year ended December 31, 2006

Net sales increased $3.0 million, or 2.6%, to $115.6 million for the year ended December 31, 2007, as compared to $112.6 million in 2006. The increase was due to higher sales volume of $6.8 million, partially offset by lower average selling prices of $2.5 million and increased managed care and other rebates of $1.3 million. The increased volume of $6.8 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $17.5 million, partially offset by a decrease in our photometric system and other sales of approximately $10.7 million. The decrease in our average selling prices of $2.5 million was primarily due to a shift in our revenue mix driven by increased international and mail service volume and shifts in customer and product mix within our domestic distribution channel. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.

Cost of sales increased $1.3 million, or 2.9%, to $45.6 million for the year ended December 31, 2007, as compared to $44.3 million in 2006. This $1.3 million increase was primarily due to increased costs of $2.2 million associated with higher sales volume and $1.7 million of costs associated with increased distribution of free monitors for managed care and other initiatives, partially offset by product cost savings of $2.6 million which relate to reduced manufacturing costs primarily related to test strips. As a percentage of net sales, cost of sales increased slightly to 39.4% for the year ended December 31, 2007, as compared to 39.3% in 2006. Increases in the distribution of free monitors, increased managed care rebates and lower average selling prices which contributed 2.5%, were offset by cost savings which contributed 2.4%.

Gross profit increased $1.7 million, or 2.5%, to $70.0 million for the year ended December 31, 2007, as compared to $68.3 million in 2006. The increase is due to higher sales volume of $4.6 million and product cost savings of $2.6 million, partially offset by $1.7 million associated with increased distribution of free monitors, lower average selling prices of $2.5 million and increased managed care rebates of $1.3 million. As a percentage of net sales, gross profit decreased slightly to 60.6% for the year ended December 31, 2007, as compared to 60.7% in 2006. The decrease in gross profit percentage is due to the increase in cost of sales as a percentage of net sales, as noted above.

Selling, general and administrative expenses increased $4.2 million, or 9.9%, to $46.8 million for the year ended December 31, 2007, as compared to $42.6 million in 2006. The increase is primarily due to an increase of $0.7 million in salaries and benefits related to increased sales and administrative personnel to support our continued growth, increased professional fees associated with being a publicly traded company of $1.4 million, higher sales and marketing costs of $2.8 million to support managed care related and other strategic sales growth initiatives as well as to support various customer related advertising and promotion programs, increased rent expense of $0.4 million to support expansion of our manufacturing and corporate office space and $0.5 million in other general and administrative expenses associated with supporting the continuing growth of our operations. These increases were partially offset by decreased legal costs of $1.6 million related to settlements of certain litigation matters during 2007. As a percentage of net sales, selling, general and administrative expenses increased to 40.5%, as compared to 37.8% for the years ended December 31, 2007 and 2006, respectively. This increase was primarily due to higher sales and marketing costs and increased professional fees, partially offset by decreased legal fees, as described above.

Research and development expenses increased $0.7 million, or 8.5%, to $8.9 million for the year ended December 31, 2007, as compared to $8.2 million in 2006. As a percentage of net sales, research and development costs were 7.7%, as compared to 7.3% for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to increased clinical trials associated with new product development.

Litigation settlement expenses, net of recoveries were $3.0 million in 2007, primarily related to a $3.5 million patent litigation settlement with Roche, partially offset by $0.5 million in insurance proceeds relating to a recovery of losses incurred in the Brandt matter which was settled in December 2006 (See Note 16). Litigation settlement expenses, net of recoveries were $3.0 million in 2006 and related to an accrual for the estimated settlement for litigation brought by Leonard Brandt in 2001 against us and two of our principal shareholders (See Note 16).

Operating income was $11.2 million, or 9.7% of net sales for the year ended December 31, 2007, as compared to $14.5 million, or 12.9% of net sales, in 2006. The decrease in operating income in aggregate dollars and as a percentage of sales was due to higher operating expenses, partially offset by overall sales growth, noted above.

The adjustment to the fair value of the Warrant Put Option through the date of the initial public offering (“IPO”) resulted in income of $58,700 for the year ended December 31, 2006.

Interest income increased from $0.2 million for the year ended December 31, 2006 to $1.7 million for the year ended December 31, 2007. The increase of $1.5 million was due to interest earned on higher average cash balances during the year ended December 31, 2007, as compared to 2006, related primarily to the net proceeds from the IPO and cash generated from operations. See Liquidity and Capital Resources below.

Our effective tax rate for the years ended December 31, 2007 and 2006 was 26.0% and 29.8%, respectively. The decrease in the effective rate was primarily due to disqualifying dispositions on incentive stock options. The effective tax rate for year ended December 31, 2006 was lower than the statutory federal rate (35%), primarily as a result of research and development tax credits.

Net income decreased to $9.6 million for the year ended December 31, 2007, as compared to $10.3 million in 2006. The decrease in net income for the year ended December 31, 2007 was due primarily to increased selling general and administrative expenses, partially offset by higher gross profit, interest income and the reduction in the effective tax rate, noted above. Litigation settlements, net reduced net income by $1.8 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

Diluted net income per common share was $0.49 on weighted average shares of 19.6 million for the year ended December 31, 2007, as compared to $0.59 on weighted average shares of 17.4 million in 2006.

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

Litigation settlement expenses were $3.0 million in 2006 and related to an accrual for the estimated settlement for litigation brought by Leonard Brandt in 2001 against us and two of our principal stockholders, which we recorded, pursuant to Staff Accounting Bulletin No. 107 Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders.” Our share of the settlement consideration was $0.6 million paid in cash and the remaining $2.4 million was funded by two of our principal stockholders in the form of common stock. (See Note 16).

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

Liquidity and capital resources

On December 31, 2007, we had approximately $32.7 million of cash and cash equivalents on hand and $7.0 million of capacity under our unsecured revolving line of credit. Our primary capital requirements are to fund capital expenditures and fund common stock repurchases under our board approved Common Stock Repurchase Program, as described below. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.

Under our Fourth Amended and Restated Revolving Credit Agreement (the “Credit Facility”), we have a $7.0 million unsecured revolving line of credit (the “Revolver”) which matures on November 30, 2008. At December 31, 2007, there was no outstanding balance under the Revolver. Borrowings under the Credit Facility bear interest at the LIBOR plus 0.50%. Our Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Credit Facility at December 31, 2007.

In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). During the year ended December 31, 2007, the Company repurchased approximately 505,000 shares at a cost of approximately $4.5 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions. In March 2008, the Company’s Board of Director’s authorized the repurchase of an additional $5.0 million of its common stock. In conjunction with the authorization of the additional $5.0 million, our lender under the Credit Facility waived the covenant which had restricted us from retiring or repurchasing shares of our common stock.

Cash flows provided by operating activities were $13.8 million, $11.1 million and $16.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in cash provided by operating activities in 2007 as compared to 2006 was due to improved working capital and a decrease in cash paid for income taxes of approximately $7.2 million, partially offset by the funding of the $3.5 million Roche patent litigation settlement. (See note 16).

Cash flows used in investing activities were $7.9 million, $8.6 million and $8.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. These amounts consist primarily of capital expenditures. Capital expenditures in 2005, 2006 and 2007 include expenditures for manufacturing equipment for a new blood glucose monitoring system under development. We expect our capital expenditures for 2008 to be approximately $8.0 to $9.0 million including the remaining costs for a new blood glucose monitoring system. In addition, in May 2005, we acquired our distributor in the United Kingdom for a purchase price of $1.2 million.

Cash flows (used in) provided by financing activities were ($9.2) million, $20.0 million and ($1.6) million for the years ended December 31, 2005, 2006 and 2007, respectively. Cash flows used in financing activities in 2007 include $4.5 million used to repurchase shares of our common stock under our $5.0 million Common Stock Repurchase Program, offset by proceeds of $3.0 million from the exercise of stock options. At December 31, 2007, there was no outstanding balance under the Revolver. Cash flows provided by financing activities in 2006 include IPO net proceeds of $35.1 million, described below, and proceeds from the exercise of stock options of $0.2 million, offset by payments to redeem our preferred stock of $10.4 million and debt repayments of $5.1 million. During the year ended December 31, 2006, total outstanding amounts under our $7 million revolving credit facility ranged from zero to $3.4 million, primarily reflecting borrowings to fund income tax payments and capital expenditures and repayments from cash provided by operating activities. At December 31, 2006, there was no outstanding balance under the Revolver. Cash flows used in financing activities in 2005 consist primarily of debt borrowings and repayments, including the repayment of $0.9 million of debt assumed in an acquisition in May 2005.

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

Contractual obligations

At December 31, 2007, we had the following contractual obligations and commitments:

	Payments Due
		Less than
Obligation(1)	Total	1 Year	1-3 Years	4-5 Years

Operating leases	$10,854,000	$2,317,000	$6,444,000	$2,093,000
Purchase obligations	431,000	431,000	—	—

	$11,285,000	$2,748,000	$6,444,000	$2,093,000

(1)	Amounts exclude certain income tax contingencies of approximately $1.2 million for which the timing of payments is not determinable.

Off-balance sheet arrangements

At December 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We offer volume discount incentives to certain of our customers, which are recorded as a reduction of revenue in the same period as the revenue is earned. We also have reimbursement agreements with certain managed care providers, Medicaid programs and other third-party payors that require payment of rebates for products provided to their members. We accrue for these rebates as a reduction of revenue, at the time of sale. The determination of the rebate allowance is based on the reimbursement agreements as well as historical payment trends to these providers. We also offer meters, at no charge, to customers and third-party payors. The cost of these meters is recorded in cost of sales in the period the products are shipped.

We arrange with certain of our customers upfront cash payments to secure the right to distribute through those customers. We capitalize these payments, provided the payments are supported by a time or volume based arrangement with a retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement.

Long-lived and other intangible assets.  We periodically review our property and equipment and identifiable intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived and other intangible assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets. Intangible assets that have finite useful lives continue to be amortized on a straight-line basis over their estimated useful lives.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. We periodically evaluate goodwill for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. In determining the fair value, we utilize discounted future cash flows. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth; (ii) estimated average cost of capital; and (iii) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. The test for goodwill impairment requires significant estimates and judgment about future performance, cash flows and fair value. Our future results could be affected if our estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2007 and no impairment charge resulted.

Contingencies.  We accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and the losses can be reasonably estimated. We analyze our litigation claims based on currently available information to assess potential liability. We develop our estimates of litigation costs in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. These estimates involve significant judgment based on the facts and circumstances of each case. Our future results could be affected if our estimated loss accruals, if any, are below the actual costs incurred. Any resulting loss could have a material adverse impact on our financial condition and results of operations. As disclosed in Note 16 to our consolidated financial statements included elsewhere in this Annual Report, we settled in 2007, litigation involving alleged patent infringement and other matters.

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

In accordance with SFAS 123R, we measure the cost of employee services received in exchange for equity-based awards based on grant date fair value. Pre-vesting forfeitures are estimated at the time of grant are periodically revised in subsequent periods if actual forfeitures differ from those estimates. Equity-based compensation is only recognized for equity-based awards expected to vest.

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

We account for income tax uncertainties under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides guidance on the recognition, derecognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense.

As of December 31, 2007, we had unrecognized tax benefits of $2.2 million. It is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease within the next twelve months resulting from the finalization of Federal income tax audits for the 2003 and 2004 tax years. The estimated range of the reasonably possible decrease is $0.8 million to $1.1 million.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our future results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 will be effective for us on January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material effect on our future results of operations or financial position.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to Issue No. 07-03, “Accounting for Non-refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF Issue No. 07-03 permits entities to capitalize nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities are required to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 07-03 to have a material effect on our future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that the adoption of SFAS 160 will have on our future results of operations or financial position.

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

Our Credit Facility is subject to market risk and interest rate changes. The Revolver under the Credit Facility bears interest at LIBOR plus 0.50%. At December 31, 2007, we did not have any borrowings outstanding under our Revolver.

Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars. Therefore, our reported consolidated results of operations and consolidated financial condition are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the years ended December 31, 2007 and 2006, we estimate that a 5.0% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $170,000.

Item 8.	Financial Statements and Supplementary Data

HOME DIAGNOSTICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of
Home Diagnostics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and other comprehensive income and of cash flows present fairly, in all material respects, the financial position of Home Diagnostics, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting, appearing under ITEM 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income taxes in 2007.

In 2006, as discussed in Notes 2, 12, and 15 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation and pensions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 14, 2008

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2007

	December 31,	December 31,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$26,487,163	$32,695,803
Accounts receivable, net	17,010,471	18,313,519
Inventory	12,389,654	12,379,668
Prepaid expenses and other current assets	912,117	1,013,025
Income taxes receivable	1,455,689	1,241,171
Deferred tax asset	4,709,201	4,669,774

Total current assets	62,964,295	70,312,960
Property and equipment, net	17,932,833	22,560,335
Goodwill	35,573,462	35,573,462
Other intangible assets, net	1,048,781	660,776
Deferred tax asset	15,140	1,004,638
Other assets, net	141,504	138,866

Total assets	$117,676,015	$130,251,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,655,728	$6,103,535
Accrued liabilities	13,907,664	18,048,079

Total current liabilities	20,563,392	24,151,614

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 17,697,691 and 17,878,691 shares issued and outstanding at December 31, 2006 and 2007, respectively	176,977	178,787
Additional paid-in capital	93,967,063	95,017,973
Retained earnings	2,940,376	10,858,415
Accumulated other comprehensive income	28,207	44,248

Total stockholders’ equity	97,112,623	106,099,423

Total liabilities and stockholders’ equity	$117,676,015	$130,251,037

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007

Net sales	$100,165,306	$112,628,368	$115,601,256
Cost of sales	41,148,683	44,287,167	45,555,532

Gross profit	59,016,623	68,341,201	70,045,724

Operating expenses
Selling, general and administrative (including stock- based compensation expense of $1,649,531 in 2005, $1,176,627 in 2006 and $1,146,984 in 2007)	37,258,821	42,603,110	46,826,377
Research and development	6,525,960	8,229,913	8,927,969
Litigation settlement, net of recoveries	—	3,000,000	3,050,000

Total operating expenses	43,784,781	53,833,023	58,804,346

Income from operations	15,231,842	14,508,178	11,241,378

Other income (expense)
Change in fair value of warrant put option	(2,803,457)	58,700	—
Interest (expense) income, net	(711,921)	167,153	1,655,580
Other income (expense), net	197,644	(44,262)	119,510

Total other (expense) income	(3,317,734)	181,591	1,775,090

Income before provision for income taxes	11,914,108	14,689,769	13,016,468
Provision for income taxes	(5,982,280)	(4,380,340)	(3,388,460)

Net income	$5,931,828	$10,309,429	$9,628,008

Earnings per common share:
Basic	$0.43	$0.70	$0.54

Diluted	$0.39	$0.59	$0.49

Weighted average shares used in computing earnings per common share:
Basic	13,740,187	14,811,424	17,953,336

Diluted	15,077,963	17,373,401	19,574,305

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Other Comprehensive Income
Years Ended December 31, 2005, 2006 and 2007

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other		Total
	Number of		Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity

Balance at December 31, 2004	14,699,203	$146,992	$47,577,593	$(5,496,434)	$115,322	$(11,953)	$42,331,520
Stock-based compensation expense		—	1,649,531	—	—	—	1,649,531
Treasury stock purchase and Class F preferred stock redemption	—	—	(2,400)	—	—	(452,309)	(454,709)
Exercise of stock options	9,009	90	27,297	—	—	—	27,387

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(339,853)	—	(339,853)
Net income	—	—	—	5,931,828	—	—	5,931,828

Total comprehensive income	—	—	—	—	—	—	5,591,975

Balance at December 31, 2005	14,708,212	147,082	49,252,021	435,394	(224,531)	(464,262)	49,145,704
Stock-based compensation expense	—	—	1,176,627	—	—	—	1,176,627
Exchange of warrant put option	614,303	6,143	7,365,501	—	—	—	7,371,644
Issuance of common stock, net	3,300,000	33,000	35,072,684	—	—	—	35,105,684
Issuance of common shares in distribution of deferred compensation obligation	22,418	224	228,116	—	—	—	228,340
Redemption of mandatorily redeemable preferred stock	—	—	(1,515,243)	(7,703,797)	—	—	(9,219,040)
Stock options and warrants exercised, including tax benefit of $91,829	98,431	984	340,513	—	—	—	341,497
Deemed contribution from stockholders	—	—	2,400,000	—	—	—	2,400,000
Treasury stock retired	(1,045,673)	(10,456)	(353,156)	(100,650)	—	464,262	—

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	446,149	—	446,149
Net income	—	—	—	10,309,429	—	—	10,309,429

Total comprehensive income	—	—	—	—	—	—	10,755,578

Adoption of SFAS No. 158, net of tax	—	—	—	—	(193,411)	—	(193,411)

Balance at December 31, 2006	17,697,691	176,977	93,967,063	2,940,376	28,207	—	97,112,623
Stock-based compensation expense	—	—	1,146,984	—	—	—	1,146,984
Cumulative effect of change in accounting for uncertanities in income taxes (Note 14)	—	—	—	89,282	—	—	89,282
Deemed capital distribution to stockholders	—	—	(300,000)	—	—	—	(300,000)
Stock options and warrants exercised, including tax benefit of $719,219	686,068	6,861	2,906,192	—	—	—	2,913,053
Repurchases of common stock	(505,068)	(5,051)	(2,702,266)	(1,799,251)	—	—	(4,506,568)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	16,041	—	16,041
Net income	—	—	—	9,628,008	—	—	9,628,008

Total comprehensive income	—	—	—	—	—	—	9,644,049

Balance at December 31, 2007	17,878,691	$178,787	$95,017,973	$10,858,415	$44,248	$—	$106,099,423

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007

Cash flows from operating activities
Net income	$5,931,828	$10,309,429	$9,628,008
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	3,612,570	4,403,977	3,936,175
Amortization of deferred financing and costs	41,210	65,026	8,626
Loss on asset disposal	5,918	54,892	41,446
Bad debt expense	10,000	89,448	48,263
Non-cash impact of insurance proceeds	—	—	(300,000)
Deferred income taxes	(392,060)	(2,079,086)	(690,724)
Change in fair value of warrant put option	2,803,457	(58,700)	—
Stock-based compensation expense	1,649,531	1,176,627	1,146,984
Accrual (payment) of litigation settlement	(5,000,000)	3,000,000	—
Changes in assets and liabilities:
Accounts receivable	(910,698)	(4,792,446)	(1,351,311)
Inventories	(3,763,395)	2,589,580	8,812
Prepaid expenses and other current and non-current assets	1,536,919	(447,420)	(103,742)
Income taxes receivable and curreny income taxes payable	1,986,787	(3,364,936)	987,845
Accounts payable	1,956,768	(1,061,529)	(99,195)
Accrued liabilities	4,361,699	1,250,764	3,197,018

Net cash provided by operating activities	13,830,534	11,135,626	16,458,205

Cash flows from investing activities
Capital expenditures, including acquisition of technology	(6,683,809)	(8,573,154)	(8,668,474)
Acquisition of business, net of cash acquired	(1,202,914)	—	—

Net cash used in investing activities	(7,886,723)	(8,573,154)	(8,668,474)

Cash flows from financing activities
Repayment of term loans and notes payable	(5,916,800)	(3,749,866)	—
Repayment of debt assumed in acquisition	(858,375)	—	—
Repayment of notes payable to related party	(1,950,000)	(1,300,000)	—
Payment of debt financing costs	(13,318)	(4,700)	(4,317)
Redemption of mandatorily redeemable preferred stock	—	(10,371,420)	—
Proceeds from issuance of common stock	—	35,105,684	—
Proceeds from exercise of stock options	27,387	249,668	2,193,837
Excess tax benefits from stock-based compensation expense	—	91,829	719,219
Repurchases of common stock	(455,009)	—	(4,506,568)

Net cash provided by (used in) financing activities	(9,166,115)	20,021,195	(1,597,829)

Effect of exchange rate changes on cash and cash equivalents	(233,455)	420,072	16,738

Net increase (decrease) in cash and cash equivalents	(3,455,759)	23,003,739	6,208,640
Cash and cash equivalents
Beginning of year	6,939,183	3,483,424	26,487,163

End of year	$3,483,424	$26,487,163	$32,695,803

Supplemental cash flows disclosures:
Cash paid during the year for:
Interest	$726,742	$223,238	$—

Income taxes	$2,683,288	$9,916,191	$2,750,441

Non-cash operating and financing activities:
Deemed capital contribution from shareholders	$—	$2,400,000	$—

Issuance of common shares in distribution of deferred compensation obligation	$—	$228,340	$—

Exchange of warrant put option	$—	$7,371,644	$—

Repayment of subordinated debentures through the issuance of promissory notes	$3,250,000	$—	$—

Debt assumed in acquistion	$858,375	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007

1.	Description of business

Home Diagnostics, Inc. (the “Company”) was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.

2.	Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Diagnostics, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Accounts receivable

The Company regularly evaluates the collectibility of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. Reserve policies are reviewed periodically, reflecting current risks, trends, and changes in industry conditions. The Company’s allowance for doubtful accounts consisted of the following at December 31:

	2005	2006	2007

Balance at beginning of year	$662,412	$438,363	$305,819
Bad debt expense	10,000	89,448	48,263
Less: Write-offs, net of recoveries	(234,049)	(221,992)	(72,145)

Balance at end of year	$438,363	$305,819	$281,937

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Category	Useful Lives

Machinery and equipment	1-8 years
Furniture, fixtures and office equipment	1-8 years
Computer software	3 years

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-lived assets and other intangible assets

The Company reviews long-lived and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset or other intangible asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived and intangible assets or whether the remaining balance of long-lived or intangible assets should be evaluated for possible impairment. Intangible assets that have finite useful lives are amortized using either a straight-line method over their estimated useful lives or on an accelerated basis, based on annual cash flows associated with the particular intangible asset. Except for the impairment of certain equipment discussed in Note 5, the Company does not believe that there were any other indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2006 or 2007.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. The Company periodically evaluates goodwill for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually, unless an event occurs which triggers the need for an earlier review. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tested goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. In determining the fair value, the Company utilized discounted future cash flows. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth; (ii) estimated average cost of capital; and (iii) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. The test for goodwill impairment requires significant estimates and judgment about future performance, cash flows and fair value. The Company’s future results could be affected if its estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company completed its annual test at December 31, 2006 and 2007, utilizing a discounted cash flow analysis and no impairment was identified as a result of this test.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Product warranties

The Company warrants its products for various periods against defects in material or workmanship. The Company records a provision for product warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The product warranty liability is included within accrued liabilities in the accompanying consolidated balance sheets and was $0.4 million, $0.2 million and $0.2 million at December 31, 2005, 2006 and 2007, respectively. The warranty provision charged (credited) to warranty expense was $0.3 million, ($0.1) million and $0.1 million, for each of the years ended December 31, 2005, 2006 and 2007, respectively.

Derivatives

The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 13% Senior Secured Subordinated Notes (“Subordinated Notes”) issued in 2002 (See Note 9) included the issuance of a warrant to purchase 614,816 shares of common stock with an exercise price of $0.01 per share. The holder of the warrant had the right to put the warrant to the Company (the “Warrant Put Option”). The Warrant Put Option was considered a free standing financial instrument requiring separate valuation from the Subordinated Notes. The characteristics of the Warrant Put Option met the criteria which require the Warrant Put Option to be recorded as a liability. The Warrant Put Option was recorded at its fair value at the date of issuance and subsequent changes to its fair value were recorded in earnings in the period of change.

The contractual redemption value of the Warrant Put Option was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization (EBITDA), plus cash less certain indebtedness and the redemption value of our Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The fair value of the Warrant Put Option was estimated based upon the greater of: (i) the contractually stated multiple of estimated EBITDA at the redemption date, discounted to present value, and (ii) the estimated value of the Company using a discounted cash flow model or comparable market multiples of earnings. Significant assumptions include, but are not limited to: (i) estimates of future earnings; (ii) estimated average cost of capital; and (iii) estimated comparable multiples. The balance sheet classification of the Warrant Put Option, including whether such instrument should be classified as a liability or equity, was reassessed periodically, including at the end of each reporting period.

In connection with the Company’s IPO on September 20, 2006, the holder of the Warrant Put Option exercised its registration rights and exchanged the Warrant Put Option for shares of the Company’s common stock (See Note 9).

Contingencies

The Company accrues for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and the losses can be reasonably estimated. The Company analyzes its litigation claims based on currently available information to assess potential liability. The Company develops its estimates for legal losses or claims for legal actions or claims in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. These estimates involve significant judgment based on the facts and circumstances of each case.

Fair value of financial instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Revenue recognition

Revenue from sales of products is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. The Company recognizes revenue from product sales usually when goods are delivered and/or when title and risk of loss pass to the customer.

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

The sales returns reserve consisted of the following at December 31:

	2005	2006	2007

Balance at beginning of year	$3,291,022	$6,206,847	$5,588,068
Provision charged to net sales	5,055,810	2,496,605	2,558,205
Less: Product returns	(2,139,985)	(3,115,384)	(2,760,912)

Balance at end of year	$6,206,847	$5,588,068	$5,385,361

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

The Company arranges with certain of its customers upfront cash payments to secure the right to distribute through those customers. The Company capitalizes these payments, provided the payments are supported by a time or volume based arrangement with a retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement.

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

The managed care reserve consisted of the following at December 31:

	2005	2006	2007

Balance at beginning of year	$149,100	$515,504	$944,866
Provision charged to net sales	1,026,804	1,649,702	2,773,404
Less: Payments	(660,400)	(1,220,340)	(1,381,115)

Balance at end of year	$515,504	$944,866	$2,337,155

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expense, included in selling, general and administrative expenses, for the years ended December 31, 2005, 2006 and 2007 was approximately $2.6 million, $2.1 million and $2.4 million, respectively.

Shipping and handling costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $1.6 million, $1.9 million and $1.8 million for the years ended December 31, 2005, 2006 and 2007, respectively. Amounts billed to customers for shipping and handling are recorded as revenue and were not significant for the years ended December 31, 2005, 2006 and 2007.

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

Prior to January 1, 2006, the Company accounted for employee stock based compensation under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized based upon the difference, if any, at the measurement date between the estimated fair value of the underlying common stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The estimated fair value of the underlying common stock on the date of grant is based on a contemporaneous valuation performed by the Company. The Company also considered the results of a retrospective valuation provided by a third-party valuation specialist. The Company’s valuation method was based on a discounted future cash flow model that includes estimates of revenue growth, driven by assumed market growth rates, and estimated costs at appropriate discount rates. Certain employee stock options are accounted for as variable stock options due to a repricing in 2001. At December 31, 2007, the Company had approximately 82,000 variable stock options with exercise prices of $2.99. For these options, a non-cash charge representing the excess of the estimated fair market value or quoted market price of the underlying common stock at the end of each reporting period over the exercise price is recorded as stock-based compensation until the options are fully exercised. During the years ended December 31, 2005, 2006, and 2007, the Company recorded expense (income) of $1.6 million, $0.3 million

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and ($0.2) million, respectively, to selling, general and administrative expense for employee stock-based compensation related to mark-to-market accounting for variable stock options.

Had the Company accounted for its stock-based employee compensation under the fair value method for the year ended December 31, 2005, the Company’s reported net income would have been as follows:

Year Ended
December 31,
2005

Net income, as reported	$5,931,828
Add: Stock-based compensation expense included in reported net income	1,649,531
Deduct: Total stock-based compensation expense determined under the fair value method	(156,646)

Pro forma net income	$7,424,713

Earnings per share as reported:
Basic	$0.43
Diluted	$0.39
Pro forma earnings per share:
Basic	$0.54
Diluted	$0.49

During the year ended December 31, 2005, as a private company, the fair value of each option granted was determined using the minimum value method with the following assumptions: no dividend yield; no volatility of the underlying stock; risk-free interest rates of 4.50; and expected weighted average life of the options of 6 to 7 years based on the related option periods.

Income taxes

The provision for income taxes is recognized at applicable U.S. or international tax rates. Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that such amounts will not be realized. U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries since it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time. Commencing January 1, 2007, the Company accounts for income tax uncertainties under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides guidance on the recognition, derecognition and measurement of potential tax benefits associated with tax positions. The Company recognizes interest and penalties relating to income tax matters as a component of income tax expense.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the applicable functional currency of the Company or its subsidiaries are included in the results of operations as incurred. For the years ended December 31, 2005, 2006 and 2007, net foreign currency gains (losses) of approximately $0.2 million, ($50,000) and ($10,000), respectively, were recognized and included in other income (expense) in the accompanying consolidated statements of operations.

Other comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other comprehensive loss for the Company are foreign currency translation adjustments.

Earnings per share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding net of treasury shares during the period presented. Weighted average shares outstanding includes shares subject to a warrant with a deminimis exercise price of $0.01 per share (46,800 shares for 2005 and 27,800 shares for 2006).

Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period. As described in Note 9, during 2005 and 2006, the Company accounted for a Warrant Put Option as a liability carried at fair value. The common shares subject to the Warrant Put Option have been included in the computation of diluted earnings per share for the year ended December 31, 2006, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect is dilutive. For the year ended December 31, 2005, the common shares subject to the warrant put option were excluded from the computation of diluted earnings per share, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect was anti-dilutive.

Net income applicable to common stock used in calculating diluted net income per share for the year ended December 31, 2006 is as follows:

Net income applicable to common stock	$10,309,429
Change in fair value of the warrant put option	(58,700)

Adjusted net income applicable to common stock	$10,250,729

The following summarizes the weighted average number of common shares outstanding during the years ended December 31, 2005, 2006 and 2007, that were used to calculate the basic earnings per common share as well as the dilutive impact of stock options and warrants, using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Years Ended December 31,
	2005	2006	2007

Weighted average number of common shares outstanding for basic earnings per share	13,740,187	14,811,424	17,953,336
Effect of dilutive securities: stock options and warrants	1,337,776	2,561,977	1,620,969

Weighted average number of common and common equivalent shares outstanding	15,077,963	17,373,401	19,574,305

At December 31, 2006 and 2007, the Company had approximately 267,000 and 787,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive. There were no anti-dilutive employee stock options for 2005.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Segment reporting

The Company has determined it operates in one segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment. Net sales realized from the Company’s subsidiaries domiciled outside of the United States were approximately 1%, 2% and 3% of consolidated net sales for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its future results of operations or financial position.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to Issue No. 07-03, “Accounting for Non-refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF Issue No. 07-03 permits entities to capitalize nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities are required to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007 The Company does not expect the adoption of EITF Issue No. 07-03 to have a material effect on its future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on its future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its future results of operations or financial position.

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

The purchase agreement also included contingent consideration which is calculated based on HDI-UK achieving certain compound growth rates in unit sales of certain of the Company’s products over a three-year period. The purchase agreement provides that the seller is entitled to up to an additional $0.6 million as purchase consideration if the maximum unit sales targets are achieved. Any additional consideration will be paid within ninety days of the third anniversary of the date of acquisition which is May 10, 2008. Amounts paid, if any, will be recorded as additional purchase price.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

operations. The pro forma results of operations including the acquisition, were not significantly different from those presented in the Company’s consolidated statements of operations.

4.	Inventory

Inventory consists of the following at December 31:

	2006	2007

Raw materials	$6,873,057	$7,589,107
Work-in-process	3,360,650	2,780,096
Finished goods	2,155,947	2,010,465

	$12,389,654	$12,379,668

5.	Property and equipment, net

Property and equipment, net consists of the following at December 31:

	2006	2007

Machinery and equipment	$15,404,014	$15,931,806
Leasehold improvements	3,004,636	4,061,227
Furniture, fixtures, and office equipment	2,841,022	3,136,451
Computer software	2,069,489	1,912,733
Equipment not yet placed in service	11,042,883	15,272,616

	34,362,044	40,314,833
Less: Accumulated depreciation and amortization	(16,429,211)	(17,754,498)

	$17,932,833	$22,560,335

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was approximately $3.4 million, $3.6 million and $3.3 million, respectively. Amortization expense of computer software for the years ended December 31, 2005, 2006 and 2007 was approximately $0.3 million, $0.3 million and $0.2 million, respectively, and accumulated amortization relating to computer software was $1.8 million and $1.7 million at December 31, 2006 and 2007, respectively.

Equipment not yet placed in service primarily consists of expenditures for custom manufacturing equipment necessary to manufacture our new TRUEtest test strips which utilize our proprietary on-strip coding technology to automatically calibrate with our TRUEresult and TRUE2go meters. This equipment is expected to be placed into service during mid 2008, after obtaining FDA 510(k) clearance, and is expected to have an estimated useful life of 7- 8 years.

During the year ended December 31, 2006, the Company recorded an impairment charge of $425,000, included in research and development expense, related to a component of equipment not yet placed into service. The Company modified certain equipment specifications which resulted in the impairment.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

6.	Other intangible assets

Other intangible assets consist of the following at December 31:

	2006	2007

Other intangible assets subject to amortization:
Customer relationships	$1,472,954	$1,472,954
Acquired technology	350,000	350,000

	1,822,954	1,822,954
Less: Accumulated amortization:
Customer relationships	(599,173)	(878,845)
Acquired technology	(175,000)	(283,333)

Other intangible assets subject to amortization, net	$1,048,781	$660,776

Customer relationships are amortized over a useful life of six years and acquired technology is amortized over a useful life of three years. Amortization expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2005, 2006 and 2007, amounted to $0.2 million, $0.5 million and $0.4 million, respectively.

Estimated future amortization of other intangible assets based on balances existing at December 31, 2007, is as follows:

Amount

2008	$293,345
2009	181,317
2010	142,633
2011	43,481

Total	$660,776

7.	Accrued liabilities

Accrued liabilities consist of the following at December 31:

	2006	2007

Accrued salaries and benefits	$3,977,850	$3,975,898
Sales returns reserve	5,588,068	5,385,361
Warranty and customer liabilities	3,399,119	6,600,993
Other accrued liabilities	942,627	2,085,827

	$13,907,664	$18,048,079

8.	Long-term debt

Credit facility

The Company’s credit agreement, originally executed in October 2003 and subsequently amended (the “Amended Credit Facility”), consists of a $7.0 million unsecured revolving line of credit, which matures on November 30, 2008. At December 31, 2006 and 2007, there was no outstanding balance. Borrowings bear interest at the LIBOR plus 0.50% or 5.83% and 5.3% at December 31, 2006 and 2007, respectively. The Amended Credit Facility contains certain financial and other covenants that restrict the Company’s ability to,

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

among other things, incur liens, repurchase shares and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. In August 2007 and March 2008, the Company received a waiver of non-compliance from the bank that is a party to the Company’s Amended Credit Facility, which had restricted the Company from retiring or repurchasing its own common stock. The Company believes that it was in compliance with the financial covenant and other restrictions at December 31, 2007.

Prior to the amendment to the Amended Credit Agreement in December 2006, the Company was party to a revolving line of credit and security agreement (the “Old Credit Facility”), which was comprised of a $7.0 million revolver and $4.2 million in term loans. The Old Credit Facility was collateralized by substantially all of the Company’s assets and interest payments were payable monthly at LIBOR plus 1.7%. In September 2006, the Company used proceeds from the IPO to repay in full the remaining outstanding balance of the term loans.

The Company’s foreign manufacturing subsidiary based in Taiwan has the ability to borrow up to $0.8 million under a foreign line of credit at an annual rate of 2.75%. The foreign subsidiary may use these borrowings for normal operating uses and material purchases. There were no outstanding balances under the line of credit as of December 31, 2006 and 2007.

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

In September 2002, the Company issued 13% Senior Secured Subordinated Notes (the “Senior Subordinated Notes”) due September 3, 2007 in the aggregate original principal amount of $5.0 million. Interest on the Senior Subordinated Notes was payable quarterly in arrears commencing on September 30, 2002. The Senior Subordinated Notes were fully repaid during 2004 with proceeds from the Company’s Amended Credit Facility. In connection with the issuance of the Senior Subordinated Notes, the Company issued the Warrant Put Option which gave the holder the right to put the Warrant Put Option to the Company after the fifth anniversary date at a redemption value, as defined in the agreement. The redemption value was based on the greater of the estimated fair value of the Company in a non-liquidation scenario or a value based upon a stated multiple of earnings before interest, taxes, depreciation and amortization, plus cash less certain indebtedness and the redemption value of the Company’s Class F mandatorily redeemable preferred stock, without regard to any marketability or liquidity discount. The adjustment charged to operations to adjust the fair value of the Warrant Put Option was $2.8 million for the year ended December 31, 2005. During the period from January 1, 2006 through the date of the Company’s IPO, the estimated fair value of the Warrant Put Option decreased by approximately $58,700. On September 20, 2006, the holder of the Warrant Put Option exercised its registration

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

rights and exchanged the warrant for 614,303 shares of our common stock. These shares were sold by the holder of the Warrant Put Option in the IPO at $12.00 per share for a total of $7.4 million. As a result, the Company reclassed to equity the estimated fair value of the Warrant Put Option of approximately $7.4 million from the previously recorded liability balance.

10.	Mandatorily redeemable preferred stock

Prior to redemption in 2006, the Company had 165,000 shares of Class F preferred stock (the “Preferred Stock”) authorized and 115,238 outstanding. The Preferred Stock was redeemable at the option of the Company by resolution of its Board of Directors at any time, in whole or in part, at a cash redemption value equal to $90.00 per share. In addition, the Preferred Stock was mandatorily redeemable at $90.00 per share in the event of i) an initial public offering, ii) sale of substantially all of the assets or stock of the Company, or iii) a merger or consolidation of the Company. In September 2006, the Company used proceeds from its initial public offering to redeem all of the Preferred Stock outstanding at $90.00 per share.

11.	Stockholders’ equity

In May 2006, the Company filed its amended and restated Certificate of Incorporation to (1) reclassify the Company’s Class A and Class B common stock as a single class of common stock; (2) increase the number of authorized shares of common stock from 11,300,000 to 60,000,000 shares authorized; (3) reduce the number of authorized shares of Class F preferred stock to the 115,238 shares issued and outstanding; and (4) adopt certain anti-takeover provisions. On September 26, 2006, the Company filed its amended and restated Certificate of Incorporation to eliminate the Class F preferred stock following redemption, as described below. All common share data in the consolidated financial statements has been retroactively adjusted to reflect the impact of the common stock recapitalization for all periods presented.

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

In September 2006, the Company completed an initial public offering (“IPO”) of 6,599,487 shares of common stock at a price of $12.00 per share, 3,300,000 of which were sold by the Company and the remainder by selling stockholders. The Company received net proceeds after underwriting discounts and offering expenses of approximately $35.1 million. The Company used $10.4 million of the net proceeds of the offering to redeem all the Series F Preferred Stock outstanding and $2.0 million to repay outstanding indebtedness. In October 2006, underwriters of the Company’s IPO,exercised their over-allotment option to purchase 989,923 additional shares of common stock from certain selling stockholders at the public offering price of $12 per share. The Company did not issue any new shares of common stock or receive any proceeds from the sale of the over-allotment shares.

In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). During the year ended December 31, 2007, the Company repurchased approximately 505,000 shares at a cost of approximately $4.5 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions. In March 2008, the Company’s Board of Director’s authorized the repurchase of an additional $5.0 million of its common stock.

12.	Stock options and warrants

In July 2006, the Company’s Board of Director’s and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there are 1,311,300 options available for grant and 688,700 options outstanding at December 31, 2007. The options outstanding had a weighted average exercise price of $11.41. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.

The 2002 Stock Option Plan (the “2002 Plan”) was the Company’s stock option plan that preceded the 2006 Plan. It provided for the granting of up to 2,340,000 shares of common stock. The term of each option granted under the 2002 Plan could not exceed ten years from the date of grant. Options under the 2002 Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. No additional stock options may be granted under the 2002 Plan. The Company also has outstanding options under a predecessor plan that expired in 2002. Options are no longer available for grant under this predecessor plan.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2006 and 2007 is as follows:

		Range of	Weighted Average
	Number of Shares	Exercise Prices	Exercise Prices

Outstanding at December 31, 2004	2,700,126	$2.99 - 4.49	$3.40
Granted	328,185	$3.85 - 4.23	$3.93
Exercised	(9,009)	$2.99 - 3.63	$3.04
Forfeited/ Cancelled	(34,075)	$2.99 - 4.27	$3.33

Outstanding at December 31, 2005	2,985,227	$2.99 - 4.49	$3.46
Granted	476,766	$9.51 - 12.00	$11.20
Exercised	(79,431)	$2.99 - 3.85	$3.14
Forfeited/Cancelled	(107,806)	$3.42 - 12.00	$9.20

Outstanding at December 31, 2006	3,274,756	$2.99 - 12.00	$4.40
Granted	453,400	$8.72 - 11.58	$11.09
Exercised	(658,271)	$2.99 - 4.27	$3.29
Forfeited/Cancelled	(59,478)	$3.85 - 12.00	$10.70

Outstanding at December 31, 2007	3,010,407	$2.99 - 12.00	$5.53

Exercisable at December 31, 2005	2,358,991	$2.99 - 4.49	$3.34

Exercisable at December 31, 2006	2,628,882	$2.99 - 9.51	$3.47

Exercisable at December 31, 2007	2,270,041	$2.99 - 12.00	$3.97

During the year ended December 31, 2007 and 2006, the Company granted 453,400 and 476,766 stock options, respectively, which were subject to the provisions of SFAS 123R. The weighted average fair values of these grants were $3.73 and $5.24, for each of the years ended December 31, 2007 and 2006, respectively. The fair value of the grants were estimated on the date of grant using the Black-Scholes option-pricing model

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Years Ended December 31,
	2006	2007

Weighted average expected term of options (using the simplified method in years)	6.0	4.6
Expected volatility factor (based on peer group volatility)	30.00%	30.00%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	4.9%	4.8%

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. The Company’s estimated forfeiture rate during the year ended December 31, 2007 was approximately 8%.

At December 31, 2007, there was $1.7 million of unrecognized share-based compensation expense, associated with non-vested stock option grants, subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Stock based compensation expense is expected to be recognized over a weighted-average period of 3 years.

The Company recognized stock based compensation expense of $1.1 million, during the year ended December 31, 2007. Of the $1.1 million, approximately $1.3 million related to stock option compensation expense calculated in accordance with SFAS 123R, partially offset by approximately $(0.2) million in income related to the mark-to-market accounting for variable stock options accounted for under APB 25.

The Company recognized stock based compensation expense of $1.2 million, during the year ended December 31, 2006. Of the $1.2 million, approximately $0.3 million related to the mark-to-market accounting for variable stock options accounted for under APB 25 and approximately $0.9 million related to compensation expense calculated in accordance with SFAS 123R for stock options and warrants granted or modified during the year ended December 31, 2006.

The Company recognized stock based compensation expense of $1.6 million, during the year ended December 31, 2005. The $1.6 million related to the mark-to-market accounting for variable stock options accounted for under APB 25.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock options outstanding at December 31, 2007 is as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price

$2.99 — 3.29	907,513	$3.04	3.37	907,513	$3.04
$3.42 — 3.76	552,720	3.59	5.41	552,720	3.59
$3.85 — 4.23	604,728	3.95	6.73	516,390	3.96
$4.27 — 4.49	158,700	4.31	0.57	158,700	4.31
$9.51 — 12.00	786,746	11.23	9.06	134,718	11.44

	3,010,407	$5.53	5.76	2,270,041	$3.97

The aggregate intrinsic value for the options outstanding and exercisable at December 31, 2007 was $10.2 million and $9.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the quoted market price of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the quoted market price of the Company’s common stock. The aggregate intrinsic value for options exercised during the year ended December 31, 2007 was approximately $3.2 million.

At December 31, 2005 and 2006, the Company had 46,800 shares and 27,800, respectively, shares subject to a warrant outstanding with a exercise price of $.01 per share (See Note 2).The warrant was issued in September 2002 as consideration for certain financing consulting services and was exercisable as of the date of issuance.

13.	Related party transactions

The Company’s Vice Chairman of the Board of Directors, is of counsel to a law firm, which acts as legal counsel to the Company. During the years ended December 31, 2005, 2006, and 2007 the Company paid legal fees to this firm of $0.1 million, $0.8 million and $0.5 million, respectively.

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

During 2005, the Company repaid $3.2 million of the $6.5 million Subordinated Debentures (See Note 8). In August 2005, the remaining principal balance was repaid through the issuance of $3.3 million in promissory notes payable to the Chairman of the Board of Directors, who is a significant shareholder of the Company, and to another significant shareholder (See Note 8). Interest expense on the promissory notes was $0.4 million and $13,000 for the years ended December 31, 2005, and 2006, respectively. The promissory notes were repaid in full in February 2006.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

14.	Income taxes

The components of the provision for income taxes for the years ended December 31, are as follows:

	Years Ended December 31,
	2005	2006	2007

Current
Federal	$5,402,387	$5,627,006	$3,319,654
State	670,546	513,001	236,535
Foreign	301,407	319,419	522,996

	6,374,340	6,459,426	4,079,185

Deferred
Federal	(423,126)	(1,812,015)	(348,400)
State	(32,895)	(125,085)	(47,314)
Foreign	63,961	(141,986)	(295,011)

	(392,060)	(2,079,086)	(690,725)

Income tax expense	$5,982,280	$4,380,340	$3,388,460

The differences between the effective rate and the U.S. federal income tax statutory rate (35% in 2005, 2006 and 2007) are as follows for the years ended December 31:

	Years Ended December 31,
	2005	2006	2007

Tax provision computed at statutory rate	$4,169,938	$5,141,419	$4,555,764
State taxes, net of federal benefit	414,473	206,383	156,042
Non-deductible litigation settlement (insurance recoveries)	—	840,000	(105,000)
Research and development credit	—	(1,783,987)	(597,942)
Change in fair value of Warrant Put Option	981,187	20,545	—
Stock-based compensation expense	577,336	93,525	(410,983)
Change in accruals related to uncertain tax positions	—	—	211,151
Domestic production activities deduction	(162,060)	(211,921)	(229,450)
Extraterritorial income exclusion	(37,869)	(187,741)	10,663
Meals and entertainment expenses	76,018	94,615	110,286
Dividend from foreign subsidiary	71,937	—	—
Foreign tax credit	(75,709)	(20,989)	—
Other	(32,971)	188,491	(312,071)

Total provision for income taxes	$5,982,280	$4,380,340	$3,388,460

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The significant components of deferred tax assets and liabilities are as follows as of December 31:

	2006		2007
	Current	Long-Term	Current	Long-Term

Deferred tax assets
Inventory reserve and Section 263A adjustment	$763,999	$—	$682,174	$—
Reserve for doubtful accounts	111,634	—	103,541	—
Accrued customer warranties and agreements	436,418	—	953,641	—
Sales returns accrual	2,175,557	—	1,997,942	—
Accruals not currently deductible	522,470	—	249,341	—
Stock based compensation	—	285,376	—	677,333
Accrued vacation pay	186,520	—	216,593	—
Basis difference in fixed assets	—	—	—	159,366
Other	512,603	144,414	466,542	334,290

Total deferred tax asset	4,709,201	429,790	4,669,774	1,170,989

Deferred tax liabilities
Basis difference in fixed assets	—	(152,516)	—	—
Basis difference in intangible assets	—	(262,134)	—	(166,351)

Total deferred tax liability	—	(414,650)	—	(166,351)

Net deferred tax asset (liability)	$4,709,201	$15,140	$4,669,774	$1,004,638

The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance is not necessary at December 31, 2006 or 2007.

Income before the provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2005	2006	2007

United States	$10,905,301	$14,036,097	$12,168,561
Foreign operations	1,008,807	653,672	847,907

	$11,914,108	$14,689,769	$13,016,468

No provision has been made for the years ended December 31, 2005, 2006 and 2007 for U.S. income taxes on the undistributed earnings of the foreign subsidiary since it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time.

The Company has foreign tax credit carryforwards of approximately $63,000 as of December 31, 2007. The Company’s foreign tax credits will expire during 2014-2015.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 also resulted in a $0.1 million cumulative effect adjustment to increase retained earnings. Under FIN 48, the Company has elected to continue its prior practice of accounting for interest and penalties on unrecognized tax benefits as income tax expense. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows:

Adjusted balance at January 1, 2007	$1,995,289
Additions for tax positions of current year	222,384
Reductions for tax positions of prior years	(60,536)

Balance at December 31, 2007	$2,157,137

Of the total unrecognized tax benefits, $1.7 million, if recognized, would reduce our effective tax rate. Total interest recognized in the 2007 Consolidated Statement of Operations and the December 31, 2007 Consolidated Balance Sheet were not material.

The Company has taken positions in Federal income tax returns for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal income tax audits for the 2003 and 2004 tax years. The estimated range of the reasonably possible decrease is $0.8 million to $1.1 million.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, various states, Taiwan, the United Kingdom, Australia and Canada. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2003, although carry forward attributes that were generated between 1998 and 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

15.	Employee benefit plan

The Company maintains a contributory profit sharing plan (the “Plan”) as defined under Section 401(k) of the U.S. Internal Revenue Code. All employees who meet certain eligibility requirements are able to participate in the Plan. An employee becomes 100% vested with respect to employer contributions after completing two years of service. Discretionary matching contributions are determined by the Company each year. During the years ended December 31, 2005, 2006 and 2007, the Company contributed $0.4 million, $0.5 million and $0.5 million, respectively, to the Plan.

In July 2006, the Company’s Board of Directors adopted a nonqualified deferred compensation plan. The plan is designed to provide participants the opportunity to elect to defer on an annual basis a portion of their base salary and/or bonus up to a certain amount. Contributions to the plan by the participants are made on a pre-tax basis and matching contributions by the Company are discretionary. Deferrals to the plan began in 2007 and there were no Company matching contributions. At December 31, 2007, the unfunded plan liability was $0.3 million.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

that time, in lieu of the cash value of his or her account. The Company’s Board of Directors determined that the IPO constituted a change in control for purposes of the plan and in September 2006, an aggregate of approximately 22,000 shares of common stock were issued to plan participants. The plan was subsequently terminated.

ASC, the Company’s wholly owned subsidiary based in Taiwan, has a defined benefit pension and retirement plan in place for all employees with dates of service prior to June 30, 2005. Effective December 31, 2006, the Company adopted SFAS 158. The effect of the adoption of SFAS 158, net of tax on the Company’s consolidated balance sheet as of December 31, 2006 was an increase to the accrued pension liability (included in accrued liabilities in the Company’s consolidated balance sheet) and accumulated other comprehensive income of $193,411 for the year ended December 31, 2006.

16.	Commitments and contingencies

Non-cancelable operating leases

The Company entered into a ten-year lease agreement for its operating facilities and a five year lease agreement for its corporate office space. The rent under the Company’s lease agreements is adjusted for changes in the Consumer Price Index annually. Total rent expense amounted to approximately $1.4 million, $1.7 million and $2.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Future minimum lease payments on non-cancelable operating leases at December 31, 2007 are as follows:

2008	$2,317,000
2009	2,154,000
2010	2,150,000
2011	2,140,000
2012 and thereafter	2,093,000

Total	$10,854,000

At December 31, 2007 the Company had open purchase contracts and commitments primarily for equipment totaling approximately $431,000. These amounts are expected to be paid in 2008.

Litigation

The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Roche Litigation

In February 2004, Roche Diagnostics Corporation filed suit against the Company and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleges that the Company’s TrueTrack Smart System infringes claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche seeks damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleges willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted the Company’s motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings were subject to appeal by Roche. On December 20, 2007, the Company settled the

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

ongoing litigation, agreeing to pay Roche a lump sum payment of $3.5 million in exchange for a royalty-free, fully paid-up, world-wide license on both of the patents, as well as a covenant by Roche not to sue the Company on the licensed patents. The Company recorded a charge of $3.5 million to operating expense related to this settlement during the year ended December 31, 2007.

Brandt Litigation

In March 2007, a settlement in principle was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration is $0.6 million to be paid in cash, and the remaining $2.4 million will be funded by George H. Holley and the Estate of Robert Salem in common stock of the Company. The Company will grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court arbitrated the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of cash and stock. The agreed settlement funds were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and the Company filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant the Company’s motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. It is not presently known whether Mr. Brandt would seek to appeal such a ruling.

In July 2007, the Company reached a settlement agreement with its’ directors and officers insurance provider, whereby, the Company received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter. The Company’s share of the insurance proceeds was $150,000 and the remaining $300,000 was distributed to George H. Holley and the Estate of Robert Salem. During the year ended December 31, 2007, the Company recorded a reduction to operating expenses of $450,000 and a distribution of capital of $300,000.

17.	Export sales

Export sales, principally throughout Europe and Latin America, accounted for approximately $10.2 million (10.1% of net sales), $11.3 million (10.1% of net sales) and $14.5 million (12.6% of net sales) for the years ended December 31, 2005, 2006 and 2007, respectively.

18.	Significant concentrations of business and credit risk

Evaluations of customers’ financial condition are performed regularly. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Competition may result in changes in the Company’s customer base over time, and it is therefore possible that the Company may lose one or more of its largest customers and, as a result, operations could be impacted. The Company has one customer that accounted for approximately 14.2%, 15.5% and 14.7% of net sales for the years ended December 31, 2005, 2006 and 2007, respectively. In addition, the Company has another customer that accounted for approximately 10.9%, 11.9% and 12.9% of net sales for the years ended December 31, 2005, 2006, and 2007, respectively. At December 31, 2006 and 2007, accounts receivable included amounts owed from these customers of approximately $5.5 million and $8.5 million, respectively.

The Company exports its products throughout the world, and the financial results and financial condition of the Company have not been negatively impacted by the economic difficulties experienced by some of these countries.

19.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th

Year Ended December 31, 2007
Net Sales	$28,100,050	$28,050,322	$31,684,101	$27,766,783
Gross Profit	16,895,713	16,099,065	20,658,799	16,392,147
Net Income	2,475,313	1,839,277	5,204,148	109,270
Earnings per common share:
Basic	$0.14	$0.10	$0.29	$0.01
Diluted	$0.13	$0.09	$0.27	$0.01
Year Ended December 31, 2006
Net Sales	$27,152,729	$28,548,725	$30,059,915	$26,866,999
Gross Profit	16,127,378	17,108,939	19,007,290	16,097,594
Net Income	1,394,653	1,793,753	6,368,026	752,997
Earnings per common share:
Basic	$0.10	$0.13	$0.45	$0.04
Diluted	$0.09	$0.11	$0.38	$0.04

During the third quarter of 2007, the Company reached a settlement agreement with its’ directors and officers insurance provider, whereby, the Company received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter (See Note 16).

During the fourth quarter of 2007, the Company recorded a charge of $3.5 million to operating expense associated with the payment of a litigation settlement (See Note 16).

In the third quarter of 2006, the Company recorded the following transactions which impacted results:

•	An income tax benefit of approximately $1.2 million related primarily to the recognition of previously unclaimed R&D tax credits (See Note 14).

•	A decrease of approximately $1.3 million in the fair value of the warrant put option which required valuation at each balance sheet date with the change in such value recorded within earnings. (See Note 9).

•	A charge of $3.0 million to operating expense associated with an accrual for an estimated litigation settlement (See Note 16).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on our consolidated financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in its report appearing under Item 8 of part II of this annual report.

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

The other information required in response to this Item will be set forth in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2008 Annual Meeting of Stockholders by April 30, 2008.

Item 11.	Executive Compensation

The information required in response to this Item will be set forth in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2008 Annual Meeting of Stockholders by April 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item will be set forth in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2008 Annual Meeting of Stockholders by April 30, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2008 Annual Meeting of Stockholders by April 30, 2008.

Item 14.	Principal Accountant Fees and Services

The information required in response to this Item will be set forth in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2008 Annual Meeting of Stockholders by April 30, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

(1) Financial Statements.

(a).1. Financial Statements.

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 45.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes to the consolidated financial statements.

(b) Exhibits.  The following exhibits are filed (or incorporated by reference) as part of this report:

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2007.
4.1		—	Specimen Stock Certificate for the common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2006).
10	.1*	—	1992 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1,2006 (File No. 333-133713)).
10	.2*	—	Form of stock option agreements under the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on May 1,2006 (File No. 333-133713)).
10	.3*	—	2002 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10	.4*	—	Form of stock option agreements under the 2002 Stock Option Plan (incorporated by reference to Exhibit 1004 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10	.5*	—	2006 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Amendment No. 2 filed on July 12,2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).
10	.6*	—	Form of stock option agreements under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrants Quarterly Report on Form 10-Q filed on November 14, 2006).
10.7		—	Fourth Amended and Restated Loan Agreement with Wachovia Bank N.A, dated December 18, 2006 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2006).
10.8		—	Office/Distribution Building Lease, dated May 2, 1997, between the Registrant and Corporate Center Developers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10.9		—	Employment Agreement, dated January 1,2006, between the Registrant and J. Richard Damron, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-l filed on May 1,2006 (File No. 333133713)).
10.10		—	Purchase and Supply Agreement, dated February 8, 2006, between the Registrant and Conductive Technologies (incorporated by reference to Exhibit 10.8 Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-l (File No. 333-133713)).
10.11		—	Forms of Indemnification Agreement with the Registrant directors and certain of its officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-l filed on May 1, 2006 (File No. 333-133713)).
10.12		—	Top Hat Investment Plan of the Registrant, together with Amendment Number One thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).
10.13		—	Promissory Note of the Registrant, dated August 1, 2005, in favor of The Estate of Robert Salem in the original principal amount of $1,625,000 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).

Exhibit
Number			Description

10.14		—	Promissory Note of the Registrant, dated September 1, 2005, in favor of George H. Holley in the original principal amount of $1,625,000 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 filed on June 19, 2006 to the Registrant’s Registration Statement on Form S- (File No. 333-133713)).
10.15		—	ECI Project Development Agreement, dated January 1, 2002, between the Registrant and George Holley (incorporated by reference to Exhibit 10.14 to Amendment No. 3 filed on August 21, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).
10	.16*	—	Income Protection Continuation Letter Agreement dated December 20, 2006 between the Registrant and Ronald Rubin (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).
10.17		—	Amendment dated March 13, 2007 to Office/Distribution Building Lease, dated May 2, 1997, between the Registrant and Boywic Farms as successor in interest to Corporate Center Developers (incorporated by reference to Exhibit No. 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2007).
21		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers, LLP
31	.1**	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31	.2**	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1**	—	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.
32	.2**	—	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME DIAGNOSTICS, INC.

By:	/s/ J. RICHARD DAMRON, JR.
J. Richard Damron, Jr.
President and Chief Executive Officer

March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Richard Damron, Jr. J. Richard Damron, Jr.	President and Chief Executive Officer (principal executive officer) and Director	March 14, 2008

/s/ Ronald L. Rubin Ronald L. Rubin	Vice President and, Chief Financial Officer (principal financial and accounting officer)	March 14, 2008

/s/ George H. Holley George H. Holley	Chairman of the Board	March 14, 2008

/s/ Donald P. Parson Donald P. Parson	Vice Chairman of the Board	March 14, 2008

/s/ G. Douglas Lindgren G. Douglas Lindgren	Director	March 14, 2008

/s/ Richard A. Upton Richard A. Upton	Director	March 14, 2008

/s/ Tom Watlington Tom Watlington	Director	March 14, 2008