Form 10-Q
period 2008-03-31
HOME DIAGNOSTICS INC
filed 2008-05-08
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-2594392 (I.R.S. Employer Identification Number)

2400 NW 55th Court Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)
Registrant’s telephone number, including area code: 954-677-9201
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of Exchange on Which Registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company. (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of May 5, 2008, there were 17,856,352 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

HOME DIAGNOSTICS, INC.
INDEX

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

		(Unaudited)
	December 31,	March 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$32,695,803	$32,180,663
Accounts receivable, net	18,313,519	16,361,763
Inventory	12,379,668	13,268,271
Prepaid expenses and other current assets	1,013,025	2,062,921
Income taxes receivable	1,241,171	3,060,931
Deferred tax asset	4,669,774	4,474,373

Total current assets	70,312,960	71,408,922
Property and equipment, net	22,560,335	23,462,683
Goodwill	35,573,462	35,573,462
Other intangible assets, net	660,776	570,736
Deferred tax asset	1,004,638	532,727
Other assets, net	138,866	148,014

Total assets	$130,251,037	$131,696,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,103,535	$7,394,297
Accrued liabilities	18,048,079	16,704,545

Total current liabilities	24,151,614	24,098,842

Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 17,878,691 and 17,888,086 shares issued and outstanding at December 31, 2007 and 2008, respectively	178,787	178,881
Additional paid-in capital	95,017,973	95,300,196
Retained earnings	10,858,415	11,548,905
Accumulated other comprehensive income	44,248	569,720

Total stockholders’ equity	106,099,423	107,597,702

Total liabilities and stockholders’ equity	$130,251,037	$131,696,544

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
Net sales	$28,100,050	$25,120,280
Cost of sales	11,204,337	10,531,933

Gross profit	16,895,713	14,588,347

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $300,944 and $233,001, for the three months ended March 31, 2007 and 2008, respectively)	11,541,073	11,870,718
Research and development	2,012,170	2,356,848

Total operating expenses	13,553,243	14,227,566

Income from operations	3,342,470	360,781

Other income (expense)
Interest income, net	345,006	327,868
Other income (expense), net	120,698	(526,581)

Total other income (expense)	465,704	(198,713)

Income before provision for income taxes	3,808,174	162,068
Provision (benefit)for income taxes	1,332,861	(559,298)

Net income	$2,475,313	$721,366

Earnings per common share:
Basic	$0.14	$0.04

Diluted	$0.13	$0.04

Weighted average shares used in computing earnings per common share:
Basic	17,725,786	17,898,772

Diluted	19,737,266	18,996,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders’
	shares	Amount	capital	earnings	Income	equity
Balance at December 31, 2007	17,878,691	$178,787	$95,017,973	$10,858,415	$44,248	$106,099,423
Stock-based compensation expense	—	—	233,001	—	—	233,001
Stock options exercised, including tax benefit of $43,779	27,600	276	146,050	—	—	146,326
Repurchased common stock	(18,205)	(182)	(96,828)	(30,876)	—	(127,886)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	525,472	525,472
Net income	—	—	—	721,366	—	721,366

Total comprehensive income	—	—	—	721,366	525,472	1,246,838

Balance at March 31, 2008	17,888,086	$178,881	$95,300,196	$11,548,905	$569,720	$107,597,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
Cash flows from operating activities
Net income	$2,475,313	$721,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	993,520	922,481
Amortization of deferred financing and debt issuance costs	2,254	—
Loss on asset disposal	—	96,197
Bad debt expense	12,501	15,000
Deferred income taxes	(329,058)	667,312
Stock-based compensation expense	300,944	233,001
Changes in assets and liabilities:
Accounts receivable	(402,811)	1,936,756
Inventories	624,858	(662,714)
Prepaid expenses and other current and non-current assets	(154,234)	(762,778)
Income taxes receivable and income taxes payable	1,476,726	(1,775,981)
Accounts payable	1,902,379	994,466
Accrued liabilities	(1,579,633)	(1,431,534)

Net cash provided by operating activities	5,322,759	953,572

Cash flows from investing activities
Capital expenditures	(2,048,790)	(1,726,361)

Net cash used in investing activities	(2,048,790)	(1,726,361)

Cash flows from financing activities
Payment of debt financing costs	(4,317)	—
Proceeds from exercise of stock options	1,764	102,547
Repurchases of common stock	—	(127,886)

Net cash used in financing activities	(2,553)	(25,339)

Effect of exchange rate changes on cash and cash equivalents	(230,795)	282,988

Net increase (decrease) in cash and cash equivalents	3,040,621	(515,140)
Cash and cash equivalents
Beginning of period	26,487,163	32,695,803

End of period	$29,527,784	$32,180,663

Supplemental cash flows disclosures:
Cash paid during the period for:
Income taxes	$378,698	$347,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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
Equipment not yet placed in service primarily consists of expenditures for custom manufacturing equipment for new product development which is expected to be placed into service during mid 2008, after obtaining FDA 510(k) clearance. The assets are expected to have an estimated useful life of 7-8 years. Depreciation expense on these assets will commence once the asset is substantially complete, ready for its intended use and the Company has begun to produce inventory ready for sale. Substantially complete and ready for use is at the point which the asset has been installed and validated and has received all required regulatory approvals, such as clearance by the FDA.

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.
Recent accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on its future results of operations or financial position.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its future results of operations or financial position.
2. Stock option plans and warrants
In July 2006, the Company’s Board of Directors and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including, but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there were 1,296,950 options available for grant and 703,050 options outstanding at March 31, 2008. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.

The Company also has two predecessor stock option plans which have approximately 2.3 million shares outstanding as of March 31, 2008. No additional stock options may be granted under either of these plans.
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008 is as follows:

			Weighted
		Range of	average
	Number of	exercise	exercise
	options	prices	prices
Outstanding at December 31, 2007	3,010,407	$2.99-12.00	$5.53
Granted	15,000	$6.85	$6.85
Exercised	(27,600)	$2.99-4.27	$3.71
Forfeited/Cancelled	(650)	$12.00	$12.00

Outstanding at March 31, 2008	2,997,157	$2.99-12.00	$5.55

Exercisable at March 31, 2008	2,282,101	$2.99-12.00	$4.07

The fair value of stock option grants during the three months ended March 31, 2007 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2008
Weighted average expected term of options (using the simplified method in years)	6.00	4.50
Expected volatility factor (based on peer group volatility)	30.00%	30.00%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	4.52%	2.5%
The Company’s estimated forfeiture rate during the three months ended March 31, 2007 and 2008 was approximately 8%.
At March 31, 2007 and 2008, there was $1.5 million and $1.0 million, respectively, of unrecognized share-based compensation expense associated with non-vested stock option grants subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Stock-based compensation expense is expected to be recognized over a weighted-average period of 3 years.
The Company recognized stock-based compensation expense of $0.3 million and $0.2 million during the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2007, the $0.3 million in expense was comprised of approximately $0.2 million related to compensation expense calculated in accordance with SFAS 123R for stock options and expense of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended March 31, 2007 was approximately $0.1 million. During the three months ended March 31, 2008, the $0.2 million in expense was comprised of approximately $0.3 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended March 31, 2008 was approximately $45,000.

3. Inventories, net
Inventories, net consist of the following:

	December 31,	March 31,
	2007	2008
Raw materials	$7,589,107	$7,014,877
Work-in-process	2,780,096	4,321,865
Finished goods	2,010,465	1,931,529

	$12,379,668	$13,268,271

4. Property and equipment, net
Property and equipment, net consist of the following:

	December 31,	March 31,
	2007	2008
Machinery and equipment	$15,931,806	$16,321,729
Leasehold improvements	4,061,227	4,161,585
Furniture, fixtures, and office equipment	3,136,451	3,520,245
Computer software	1,912,733	1,930,251
Equipment not yet placed in service	15,272,616	16,089,374

	40,314,833	42,023,184
Less: Accumulated depreciation and amortization	(17,754,498)	(18,560,501)

	$22,560,335	$23,462,683

Depreciation expense was approximately $0.8 million for each of the three months ended March 31, 2007 and March 31, 2008. Amortization expense of computer software was approximately $0.1 million for each of the three months ended March 31, 2007 and March 31, 2008.
Equipment not yet placed in service primarily consists of expenditures for custom manufacturing equipment necessary to manufacture the Company’s new TRUEtest test strips which utilize proprietary on-strip coding technology to automatically calibrate with the Company’s TRUEresult and TRUE2go meters. This equipment is expected to be placed into service during mid 2008 and is expected to have an estimated useful life of 7-8 years.
5. Accrued liabilities
Accrued liabilities consist of the following:

	December 31,	March 31,
	2007	2008
Accrued salaries and benefits	$3,975,898	$3,609,050
Sales returns reserve	5,385,361	5,123,296
Product warranty and customer liabilities	6,600,993	5,935,204
Other accrued liabilities	2,085,826	2,036,995

	$18,048,079	$16,704,545

6. Credit facility and long-term debt
In March 2008, the Company amended it’s credit facility by increasing the amount available under its unsecured revolving line of credit from $7.0 million to $10.0 million (“Amended Credit Facility”). The Amended Credit Facility matures on April 30, 2009. At March 31, 2008, there was no outstanding balance. Borrowings bear interest at LIBOR plus 0.5% (3.7% at March 31, 2008). The Amended Credit Facility contains a financial covenant and other covenants that restrict the Company’s ability to, among other things, incur liens, repurchase shares and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company believes that it was in compliance with the financial covenant and other restrictions at March 31, 2008.
7. Income taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom, Australia and Canada. The Internal Revenue Service (IRS) recently completed an income tax audit of the Company’s 2003 and 2004 Federal tax returns, and has recently notified the Company that its 2005 Federal return will be examined. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2003, although carry forward attributes that were generated between 1998 and 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future periods.
During the three months ended March 31, 2008, the Company decreased its unrecognized tax benefits by approximately $1.0 million due to the completion of the IRS audits for 2003 and 2004. At March 31, 2008, the Company had gross unrecognized tax benefits of approximately $1.2 million. Of the total unrecognized tax benefits, $0.8 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest did not change significantly during the three months ended March 31, 2008.
8. Earnings per common share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period.

The following summarizes the weighted average number of common shares outstanding during the three months ended March 31, 2007 and 2008 that were used to calculate the basic earnings per common share as well as the dilutive impact of stock options using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2008
Weighted average number of common shares outstanding for basic earnings per share	17,725,786	17,898,772
Effect of dilutive securities: stock options and warrants	2,011,480	1,104,080

Weighted average number of common and common equivalent shares outstanding	19,737,266	18,996,852

For the three months ended March 31, 2007 and 2008, the Company had approximately 303,000 and 786,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
9. Common stock repurchase program
In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). In March 2008, the Company’s Board of Director’s authorized the repurchase of an additional $5.0 million of its common stock. As of March 31, 2008, the Company has repurchased approximately 523,000 shares at a cost of approximately $4.6 million. During the three months ended March 31, 2008, the Company repurchased approximately 18,000 shares at a cost of approximately $0.1 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
10. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
On January 1, 2008, the Company partially adopted the provisions of Statement No. 157. There was no impact to the Company’s financial position or results of operations upon adoption of SFAS 157. The Company has elected to partially defer adoption of SFAS No. 157 related to our goodwill and indefinite-lived intangible assets in accordance with FASB Staff Position 157-2.
As of March 31, 2008, the Company holds $32.2 million in cash equivalents invested primarily in overnight securities. These investments are valued using quoted prices in active markets for identical investments (Level 1).
11. Contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.
Roche Litigation
In February 2004, Roche Diagnostics Corporation filed suit against the Company and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleged that the Company’s TrueTrack Smart System infringed claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche sought damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleged willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted the Company’s motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings were subject to appeal by Roche. On December 20, 2007, the Company settled the ongoing litigation, agreeing to pay Roche a lump sum payment of $3.5 million in exchange for a royalty-free, fully paid-up, world-wide license on both of the patents, as well as a covenant by Roche not to sue the Company on the licensed patents.
Brandt Litigation
In March 2007, a settlement was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration was $0.6 million to be paid in cash, and the remaining $2.4 million was funded in November 2007 by George H. Holley and the Estate of Robert Salem in restricted common stock of the Company. The Company agreed to grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court decided several details concerning the precise quantity of restricted shares to be delivered as part of the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of the escrowed cash and stock. The agreed settlement funds and restricted shares were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt has failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and the Company filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant the Company’s motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. It is not presently known whether Mr. Brandt would seek to appeal such a ruling.
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
We were founded in 1985 and have focused exclusively on the diabetes market since inception. We have two manufacturing facilities, one located in Fort Lauderdale, Florida, and the other in Hsinchu City, Taiwan. We manufacture, test and package our blood glucose test strips at our facility in Fort Lauderdale. Our blood glucose monitors are assembled in our Taiwan facility. Labeling, final assembly, quality control testing and shipment of our blood glucose monitoring systems are conducted in our Fort Lauderdale facility. We have a highly automated manufacturing process with sufficient capacity to continue to grow our business without significant incremental capital investments, other than for new product development.
     We sell our products in the following distribution channels:
•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International — the international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors in Latin America, Europe, Australia, and China.

Our net sales by channel were as follows for the periods indicated:

	Three Months Ended March 31,
	2007(1)		2008
	(in thousands)
Net sales by channel:
Retail	$6,535	23.3%	$6,478	25.8%
Domestic distribution	14,227	50.6%	11,323	45.1%
Mail service	4,404	15.7%	4,337	17.3%
International	2,934	10.4%	2,982	11.8%

Net sales	$28,100	100.0%	$25,120	100.0%

(1)	Certain prior year amounts have been reclassified to conform with current year presentation.
We strive to maximize our installed base of monitors to drive future sales of our test strips. Monitors, which are sold individually or in a starter kit with a sample of 10 test strips and other supplies, are typically sold at or below cost. It is also common for us to provide monitors free of charge in support of managed care initiatives and other market opportunities. Test strip sales are a significant driver of our overall gross margins. We measure our operating performance in many ways, including the ratio of test strips to monitors sold in a given period. Our gross margins are affected by several factors, including manufacturing cost increases or reductions, the ratio of test strips to monitors, free monitor distributions and product pricing.
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

Results of operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended March 31,
	2007		2008
Net sales	$28,100,050	100.0%	$25,120,280	100.0%
Cost of sales	11,204,337	39.9%	10,531,933	41.9%

Gross profit	16,895,713	60.1%	14,588,347	58.1%

Operating Expenses:
Selling, general and administrative	11,541,073	41.1%	11,870,718	47.3%
Research and development	2,012,170	7.2%	2,356,848	9.4%

Total operating expenses	13,553,243	48.2%	14,227,566	56.6%

Income from operations	3,342,470	11.9%	360,781	1.4%

Interest income, net	345,006	1.2%	327,868	1.3%
Other income (expense), net	120,698	0.4%	(526,581)	-2.1%

Other, net	465,704	1.7%	(198,713)	-0.8%

Income before income taxes	3,808,174	13.6%	162,068	0.6%

Provision for income taxes	(1,332,861)	(4.7%)	559,298	2.3%

Net income	$2,475,313	8.8%	$721,366	2.9%

Three months ended March 31, 2007 as compared to three months ended March 31, 2008
Net sales decreased $3.0 million, or 10.6%, to $25.1 million for the three months ended March 31, 2008, as compared to $28.1 million for the same period in 2007. The decrease was due to lower sales volume of $1.4 million, lower average selling prices of $1.1 million and increased managed care rebates and other discounts of $0.5 million. The decreased volume of $1.4 million was impacted by an April 1, 2007 price increase in the domestic distribution channel which resulted in increased sales for the three months ended March 31, 2007, as customers anticipated the upcoming price increase. The decrease in our average selling price of $1.1 million was primarily due to a shift in our revenue mix driven by increased mail service volume and lower average selling prices within the mail service and domestic distribution channels. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.
Cost of sales decreased $0.7 million, or 6.0%, to $10.5 million for the three months ended March 31, 2008, as compared to $11.2 million for the same period in 2007. This $0.7 million decrease was driven primarily by decreased costs of $0.6 million associated with lower sales volume and $0.3 million of product cost savings associated with reduced manufacturing costs primarily related to test strips, partially offset by $0.2 million of costs associated with increased distribution of free monitors for managed care and other initiatives. As a percentage of net sales, cost of sales increased to 41.9% for the three months ended March 31, 2008, as compared to 39.9% for the same period in 2007. This 2.0% increase was due primarily to the impact of lower average selling prices on cost of sales as a percentage of revenue contributing 1.8% and increases in the distribution of free monitors which contributed 1.3%, partially offset by cost savings from test strip manufacturing process improvements which contributed 1.3%. In addition, net revenue decreases from increased managed care and other rebates were partially offset by product mix and reduced returns, contributing 0.2%.
Gross profit decreased $2.3 million, or 13.7%, to $14.6 million for the three months ended March 31, 2008, as compared to $16.9 million for the same period in 2007. The decrease is due to lower average selling prices of $1.1 million, lower sales volume of $0.8 million, increased managed care and other rebates of $0.5 million and increased costs of $0.2 million associated with increased distribution of free monitors, partially offset by product cost savings of $0.3 million As a percentage of net sales, gross profit decreased to 58.1% for the three months ended March 31, 2008, as compared to 60.1% for the same period in 2007. The decrease in gross profit percentage is primarily due to the increase in cost of sales as a percentage of net sales, as noted above.
Selling, general and administrative expenses increased $0.3 million, or 2.9%, to $11.9 million for the three months ended March 31, 2008, as compared to $11.5 million for the same period in 2007. The increase is primarily due to an increase of $1.0 million in salaries and benefits associated with additional sales and administrative personnel, higher sales and marketing costs of $0.4 million related to increased advertising and promotions and $0.2 million in other general and administrative expenses associated with supporting the continued growth of our operations. These costs were partially offset by reduced overall legal costs of $0.7 million associated with the settlement of the Roche litigation and other corporate matters and a $0.5 million decrease associated with tax and Sarbanes-Oxley related professional fees. As a percentage of net sales, selling, general and administrative expenses increased to 47.3% for the three months ended March 31, 2008, as compared to 41.1% for the same period in 2007, primarily due to increased costs described above.
Research and development expenses increased $0.3 million, or 17.1%, to $2.4 million for the three months ended March 31, 2008, as compared to $2.0 million for the same period in 2007. As a percentage of net sales, research and development costs increased to 9.4% of sales for the three months ended March 31, 2008, as compared to 7.2% for the same period in 2007. The increase is primarily due to increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.
Operating income was $0.4 million, or 1.4% of net sales, for the three months ended March 31, 2008 as compared to $3.3 million, or 11.9% of net sales, for the same period in 2007. The decrease was due to lower gross margins and increased operating expenses, as noted above.
Interest income, net was $0.3 million for each of the three months ended March 31, 2008 and 2007. Interest income consists primarily of earnings on cash balances on hand during the period. There were no borrowings or outstanding amounts under our revolving credit facility at March 31, 2008 and March 31, 2007, respectively.
Other income (expense), net was an expense of $0.5 million for the three months ended March 31, 2008, as compared to income of approximately $0.1 million for the same period in 2007. The expense during the three months ended March 31, 2008, is due primarily to foreign exchange losses incurred by our Taiwan subsidiary due to declines in the value of the U.S. dollar.
Our provision (benefit) for income taxes for the three months ended March 31, 2008 was a benefit of ($0.6) million as compared to a provision of $1.3 million for the comparable period last year. The benefit in the first quarter of 2008 was a result of the reversal of approximately $0.6 million in tax reserves associated with the completion of audits of our 2003 and 2004 Federal income tax returns by the Internal Revenue Service.
Net income was $0.7 million for the three months ended March 31, 2008 as compared to $2.5 million for the same period in 2007. Diluted net income per common share was $0.04 on weighted average shares of 19.0 million for the three months ended March 31, 2008, as compared to $0.13 on weighted average shares of 19.7 million for the same period in 2007.
Liquidity and capital resources
At March 31, 2008, we had approximately $32.2 million of cash and cash equivalents on hand, no debt outstanding and $10.0 million of capacity under our revolving line of credit. Our primary capital requirements are to fund capital expenditures and to fund common stock repurchases under our board approved Common Stock Repurchase Program, as described below. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.

In March 2008, we amended our credit facility by increasing the amount available under an unsecured revolving line of credit from $7.0 million to $10.0 million and extended the maturity date to April 30, 2009 (“Amended Credit Facility”). At March 31, 2008, there was no outstanding balance under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at the LIBOR plus 0.5%. Our Amended Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to total tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Amended Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Amended Credit Facility at March 31, 2008.
In August 2007, our Board of Directors authorized a Common Stock Repurchase Program, authorizing us to repurchase up to $5 million of our common stock. In March 2008, our Board of Director’s authorized the repurchase of an additional $5.0 million of our common stock. As of March 31, 2008, we have repurchased approximately 523,000 shares at a cost of approximately $4.6 million. During the three months ended March 31, 2008, we have repurchased approximately 18,000 shares at a cost of approximately $0.1 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
Cash flows provided by operating activities were $5.3 million and $1.0 million for the three months ended March 31, 2007 and March 31, 2008, respectively. The decrease in cash provided by operating activities was driven by reduced sales and operating income as described above and decreases in working capital.
Cash flows used in investing activities were $2.0 million and $1.7 million for the three months ended March 31, 2007 and March 31, 2008, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for a new blood glucose monitoring system to be introduced in the second half of 2008 as well as additional manufacturing equipment used on our existing biosensor test strip manufacturing line. We expect our full year 2008 capital expenditures to be in the range of $8.0 million to $9.0 million.
Cash flows used in financing activities for the three months ended March 31, 2008 were $25,000 and consisted primarily of $127,000 used for purchases of common stock under our Common Stock Repurchase Program, noted above, partially offset by $102,000 in proceeds received from the exercise of options.
We expect that funds generated from operations, our current cash on hand and funds available under the Amended Credit Facility, will be sufficient to finance our working capital requirements, fund capital expenditures, repurchase common stock under our Common Stock Repurchase Program and meet our contractual obligations for at least the next twelve months.
Recent accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that the adoption of SFAS 160 will have on our results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our results of operations or financial position.
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
Item 3. Quantitative and qualitative disclosures about market risk
Our Amended Credit Facility is subject to market risk and interest rate changes. The borrowings under the Amended Credit Facility bear interest at LIBOR plus 0.5%. At March 31, 2008, we did not have any borrowings outstanding under the Credit Facility.

Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars. Therefore, our reported consolidated results of operations and consolidated financial condition are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the relevant period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2008 and 2007,we estimate that a 5.0% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $100,000.
Item 4. Controls and procedures
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
Roche Litigation
In February 2004, Roche Diagnostics Corporation filed suit against us and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleged that our TrueTrack Smart System infringed claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche sought damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleged willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On June 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted our motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings were subject to appeal by Roche. On December 20, 2007, we settled the ongoing litigation, agreeing to pay Roche a lump sum payment of $3.5 million in exchange for a royalty-free, fully paid-up, world-wide license on both of the patents, as well as a covenant by Roche not to sue us on the licensed patents.
Brandt Litigation
In March 2007, a settlement was agreed by the parties to a lawsuit against us, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from us in connection with any transaction with us. In November 1999, we acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration was $0.6 million to be paid in cash, and the remaining $2.4 million was funded in November 2007 by George H. Holley and the Estate of Robert Salem in restricted common stock of the Company. We agreed to grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, we recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court decided several details concerning the precise quantity of restricted shares to be delivered as part of the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of the escrowed cash and stock. The agreed settlement funds and restricted shares were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt has failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and we filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant our motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. It is not presently known whether Mr. Brandt would seek to appeal such a ruling.
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

Item 1A. Risk Factors
There have been no material changes, except as noted below, from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K for the period ending December 31, 2007.
Competitive bidding for durable medical equipment suppliers could negatively affect our business
On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) in ten of the largest Metropolitan Statistical Areas (MSAs) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (i.e. test strips and lancets used with blood glucose monitors). The program will be expanded into 70 additional MSAs in 2009 and into additional areas after 2009. Under the competitive bidding program, beneficiaries will continue to have the option of obtaining diabetic supplies through mail-order or other modes of delivery, but only mail order diabetic supplies are subject to competitive bidding at this time. On March 21, 2008, CMS announced the new reimbursement rates and began offering contracts for the ten MSAs in first round of competitive bidding. According to CMS, the savings for beneficiary out-of-pocket costs and Medicare will be as much as 43% for mail order diabetic supplies. New pricing under the program will go into effect in July 2008. In January 2008, CMS announced the 70 MSAs and product categories for the second round of competitive bidding to be implemented in 2009, however, diabetic supplies were not included in the list of product categories. It is possible CMS will seek to implement a national mail order diabetic program by 2010. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.
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
We received approximately $35.1 million in net proceeds from the offering after underwriting discounts and offering expenses. These proceeds were used as follows:
•	$10.4 million to redeem all outstanding shares of our Series F Preferred Stock;

•	$2.0 million to repay outstanding indebtedness to Wachovia Bank N.A.; and

•	$3.9 million through March 31, 2008 for manufacturing equipment for new product development ($0.3 million during the three months ended March 31, 2008).
Of the remaining $18.8 million of the net proceeds to us from our initial public offering, we intend to use approximately $0.9 million to complete the purchase of such manufacturing equipment and the remainder for working capital and general corporate purposes. Pending such use, we have deposited such remaining net proceeds of our initial public offering in a money market fund.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). In March 2008, the Company’s Board of Director’s authorized the repurchase of an additional $5.0 million of its common stock. As of March 31, 2008, the Company has repurchased approximately 523,000 shares of its common stock at a cost of approximately $4.6 million. During the three months ended March 31, 2008, the Company repurchased approximately 18,000 shares of its common stock at a cost of approximately $0.1 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
ISSUER PURCHASES OF EQUITY SECURITIES

Appropriate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price Paid	Part of the	Purchased Under the
Period	Shares purchased	Per Share	Repurchase Program	Repurchase Program
January 1, 2008
to
January 31, 2008	—	—	—	$—

February 1, 2008
to
February 29, 2008	—	—	—	$—

March 1, 2008
to
March 31, 2008	18,205	$7.02	18,205	$5,365,546

Total at March 31, 2008	18,205	$7.02	18,205

Item 6. Exhibits
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.
Date: May 7, 2008	By:	/s/ J. RICHARD DAMRON, JR.
J. Richard Damron, Jr.
President and Chief Executive Officer (principal executive officer) and Director

Date: May 7, 2008	By:	/s/ RONALD L. RUBIN
Ronald L. Rubin
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number		Description

3.1	—	Amended and Restated Bylaws of the Registrant.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.