Form 10-Q
period 2008-06-30
HOME DIAGNOSTICS INC
filed 2008-08-08
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to       .
Commission File Number: 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2594392
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2400 NW 55th Court
Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 954-677-9201
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of August 5, 2008, there were 17,628,220 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

HOME DIAGNOSTICS, INC.
INDEX

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

		(Unaudited)
	December 31,	June 30,
	2007	2008

Assets
Current assets:
Cash and cash equivalents	$32,695,803	$34,429,224
Accounts receivable, net	18,313,519	21,928,278
Inventory	12,379,668	15,045,205
Prepaid expenses and other current assets	1,013,025	1,910,419
Income taxes receivable	1,241,171	—
Deferred tax asset	4,669,774	4,657,213

Total current assets	70,312,960	77,970,339
Property and equipment, net	22,560,335	24,321,711
Goodwill	35,573,462	35,573,462
Other intangible assets, net	660,776	480,696
Deferred tax asset	1,004,638	1,078,018
Other assets, net	138,866	146,725

Total assets	$130,251,037	$139,570,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,103,535	$9,013,475
Accrued liabilities	18,048,079	20,160,475
Income taxes payable	—	1,057,240

Total current liabilities	24,151,614	30,231,190

Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 17,878,691 and 17,763,739 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	178,787	177,638
Additional paid-in capital	95,017,973	95,023,316
Retained earnings	10,858,415	13,560,906
Accumulated other comprehensive income	44,248	577,901

Total stockholders’ equity	106,099,423	109,339,761

Total liabilities and stockholders’ equity	$130,251,037	$139,570,951

     The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net sales	$28,050,322	$33,355,841	$56,150,372	$58,476,121
Cost of sales	11,951,257	13,469,076	23,155,594	24,001,009

Gross profit	16,099,065	19,886,765	32,994,778	34,475,112

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $439,021 and $510,325 and $739,965 and $743,326 for the three and six months ended June 30, 2007 and 2008, respectively)	11,566,718	13,698,713	23,107,791	25,569,431
Research and development	2,257,017	2,426,666	4,269,187	4,783,514

Total operating expenses	13,823,735	16,125,379	27,376,978	30,352,945

Income from operations	2,275,330	3,761,386	5,617,800	4,122,167

Other income (expense)

Interest income	425,275	213,719	770,281	541,587
Other, net	(69,091)	105,992	51,607	(420,589)

Total other income (expense)	356,184	319,711	821,888	120,998

Income before provision for income taxes	2,631,514	4,081,097	6,439,688	4,243,165
Provision for income taxes	792,237	1,396,838	2,125,098	837,540

Net income	$1,839,277	$2,684,259	$4,314,590	$3,405,625

Earnings per common share:
Basic	$0.10	$0.15	$0.24	$0.19

Diluted	$0.09	$0.14	$0.22	$0.18

Weighted average shares used in computing earnings per common share:
Basic	18,012,483	17,841,219	17,871,000	17,869,996

Diluted	19,815,186	18,917,812	19,773,857	18,957,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders’
	shares	Amount	capital	earnings	Income	equity
Balance at December 31, 2007	17,878,691	$178,787	$95,017,973	$10,858,415	$44,248	$106,099,423
Stock-based compensation expense	—	—	743,326	—	—	743,326
Stock options exercised, including tax benefit of $123,143	186,240	1,863	877,854	—	—	879,717
Repurchased common stock	(301,192)	(3,012)	(1,615,837)	(703,134)	—	(2,321,983)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	533,653	533,653
Net income	—	—	—	3,405,625	—	3,405,625

Total comprehensive income	—	—	—	3,405,625	533,653	3,939,278

Balance at June 30, 2008	17,763,739	$177,638	$95,023,316	$13,560,906	$577,901	$109,339,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2008

Cash flows from operating activities:
Net income	$4,314,590	$3,405,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,995,746	1,748,347
Amortization of deferred financing and debt issuance costs	4,509	—
Loss on asset disposal	15,688	105,293
Bad debt expense	24,988	30,000
Deferred income taxes	(643,333)	(60,819)
Stock-based compensation expense	739,965	743,326
Changes in assets and liabilities:
Accounts receivable	353,094	(3,644,759)
Inventories	127,294	(2,433,692)
Prepaid expenses and other current and non-current assets	(407,846)	(906,741)
Income taxes receivable and income taxes payable	783,917	2,298,411
Accounts payable	1,973,093	2,909,940
Accrued liabilities	(132,931)	2,020,616

Net cash provided by operating activities	9,148,774	6,215,547

Cash flows from investing activities:
Capital expenditures	(5,008,544)	(3,322,207)

Net cash used in investing activities	(5,008,544)	(3,322,207)

Cash flows from financing activities:
Payment of debt financing costs	(4,317)	—
Proceeds from exercise of stock options	1,288,856	756,574
Excess tax benefits from stock-based compensation expense	668,502	123,143
Repurchases of common stock	—	(2,321,983)

Net cash used in financing activities	1,953,041	(1,442,266)

Effect of exchange rate changes on cash and cash equivalents	123,836	282,347

Net increase (decrease) in cash and cash equivalents	6,217,107	1,733,421
Cash and cash equivalents
Beginning of period	26,487,163	32,695,803

End of period	$32,704,270	$34,429,224

Supplemental cash flows disclosures:
Cash paid during the period for:
Income taxes	$1,584,510	$773,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

Equipment not yet placed in service primarily consists of expenditures for custom manufacturing equipment for new product development which is expected to be placed into service during mid 2008, after obtaining FDA 510(k) clearance. The assets are expected to have an estimated useful life of 7 — 8 years. Depreciation expense on these assets will commence once the asset is substantially complete, ready for its intended use and the Company has begun to produce inventory ready for sale. Substantially complete and ready for use is at the point which the asset has been installed and validated and has received all required regulatory approvals, such as clearance by the FDA.

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
2. Stock option plans and warrants
In July 2006, the Company’s Board of Directors and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including, but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there were 0.9 million options available for grant and 1.1 million options outstanding at June 30, 2008. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.

The Company also has two predecessor stock option plans under which options to purchase approximately 2.1 million shares are outstanding as of June 30, 2008. No additional stock options may be granted under either of these plans.
A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2008 is as follows:

			Weighted
		Range of	average
	Number of	exercise	Exercise
	options	prices	Prices

Outstanding at December 31, 2007	3,010,407	$2.99 - 12.00	$5.53
Granted	15,000	$6.85	$6.85
Exercised	(27,600)	$2.99 - 4.27	$3.71
Forfeited/ Cancelled	(650)	$12.00	$12.00

Outstanding at March 31, 2008	2,997,157	$2.99 - 12.00	$5.55
Granted	428,000	$7.88	$7.88
Exercised	(158,640)	$2.99 - 4.27	$4.12
Forfeited/ Cancelled	(1,176)	$3.85 - 12.00	$10.78

Outstanding at June 30, 2008	3,265,341	$2.99 - 12.00	$5.92

Exercisable at June 30, 2008	2,358,419	$2.99 - 12.00	$4.51

During the six months ended June 30, 2007 and 2008, the weighted average fair values of options granted were $3.77 and $2.72 respectively. The fair value of stock option grants during the six months ended June 30, 2007 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Six Months Ended
	June 30,	June 30,
	2007	2008
Weighted average expected term of options (using the simplified method in years)	4.60	4.45
Expected volatility factor (based on peer group volatility)	30%	36%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	4.91%	3.22%
The Company’s estimated forfeiture rate during the three and six months ended June 30, 2007 and 2008 was approximately 8%.
The aggregate intrinsic value for the options outstanding and exercisable at June 30, 2008 was $12.0 million and $11.4 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the quoted market price of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the quoted market price of the Company’s common stock.
At June 30, 2007 and 2008, there was $2.4 million and $1.7 million, respectively, of unrecognized share-based compensation expense associated with non-vested stock option grants subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Stock-based compensation expense is expected to be recognized over a weighted-average period of 3 years.
The Company recognized stock-based compensation expense of $0.4 million and $0.5 million during the three months ended June 30, 2007 and 2008, respectively. During the three months ended June 30, 2007, the $0.4 million in expense was comprised of approximately $0.3 million related to compensation expense calculated in accordance with SFAS 123R for stock options and expense of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended June 30, 2007 was approximately $0.1 million. During the three months ended June 30, 2008, the $0.5 million in expense was comprised of approximately $0.3 million related to compensation expense calculated in accordance with SFAS 123R for stock options and expense of approximately $0.2 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended June 30, 2008 was approximately $0.1 million.
The Company recognized stock-based compensation expense of $0.7 million during each of the six months ended June 30, 2007 and 2008, respectively. During the six months ended June 30, 2007, the $0.7 million in expense was comprised of approximately $0.5 million related to compensation expense calculated in accordance with SFAS 123R for stock options and expense of approximately $0.2 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the six months ended June 30, 2007 was approximately $0.2 million. During the six months ended June 30, 2008, the $0.7 million in expense was comprised of approximately $0.6 million related to compensation expense calculated in accordance with SFAS 123R for stock options and expense of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the six months ended June 30, 2008 was approximately $0.1 million.
3. Inventories, net
Inventories, net consist of the following:

	December 31,	June 30,
	2007	2008

Raw materials	$7,589,107	$7,490,647
Work-in-process	2,780,096	5,423,153
Finished goods	2,010,465	2,131,405

	$12,379,668	$15,045,205

4. Property and equipment, net
Property and equipment, net consist of the following:

	December 31,	June 30,
	2007	2008

Machinery and equipment	$15,931,806	$16,823,617
Leasehold improvements	4,061,227	4,674,630
Furniture, fixtures, and office equipment	3,136,451	4,275,082
Computer software	1,912,733	1,962,105
Equipment not yet placed in service	15,272,616	15,858,822

	40,314,833	43,594,256
Less: Accumulated depreciation and amortization	(17,754,498)	(19,272,545)

	$22,560,335	$24,321,711

Depreciation expense was approximately $0.8 million for each of the three months ended June 30, 2007 and June 30, 2008. Amortization expense of computer software was approximately $0.1 million for each of the three months ended June 30, 2007 and June 30, 2008.
Depreciation expense was approximately $1.7 million and $1.5 million for each of the six months ended June 30, 2007 and 2008, respectively. Amortization expense of computer software was approximately $0.3 million for each of the six months ended June 30, 2007 and 2008.
Equipment not yet placed in service primarily consists of expenditures for custom manufacturing equipment necessary to manufacture the Company’s new TRUEtest test strips which utilize proprietary on-strip coding technology to automatically calibrate with the Company’s TRUEresult and TRUE2go meters. This equipment is expected to be placed into service in the second half of 2008 and is expected to have an estimated useful life of 7-8 years.
5. Accrued liabilities
Accrued liabilities consist of the following:

	December 31,	June 30,
	2007	2008

Accrued salaries and benefits	$3,975,898	$5,270,169
Sales returns reserve	5,385,361	5,565,061
Product warranty and customer liabilities	6,600,993	7,464,351
Other accrued liabilities	2,085,826	1,860,894

	$18,048,079	$20,160,475

6. Credit facility and long-term debt
In March 2008, the Company amended it’s credit facility by increasing the amount available under its unsecured revolving line of credit from $7.0 million to $10.0 million (“Amended Credit Facility”). The Amended Credit Facility matures on April 30, 2009. At June 30, 2008, there was no outstanding balance. Borrowings bear interest at LIBOR plus 0.5% (3.0% at June 30, 2008). The Amended Credit Facility contains a financial covenant and other covenants that restrict the Company’s ability to, among other things, incur liens, repurchase shares other than those authorized under the common stock repurchase program and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company believes that it was in compliance with the financial covenant and other restrictions at June 30, 2008.
7. Income taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom, Australia and Canada. In March 2008, the Internal Revenue Service (IRS) completed an income tax audit of the Company’s 2003 and 2004 Federal tax returns. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2003, although carry forward attributes that were generated between 1998 and 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in future periods.

During the first quarter of 2008, the Company decreased its unrecognized tax benefits by approximately $1.0 million due to the completion of the IRS audits for 2003 and 2004. At June 30, 2008, the Company had gross unrecognized tax benefits of approximately $1.2 million. Of the total unrecognized tax benefits, $0.8 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest did not change significantly during the three months ended June 30, 2008. The Company is currently under audit by the Internal Revenue Service for its 2005 tax year. It is likely that the examination phase of the audit will conclude in 2008, and it is reasonably possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
8. Earnings per common share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period.
The following summarizes the weighted average number of common shares outstanding during the three and six months ended June 30, 2007 and 2008 that were used to calculate the basic earnings per common share as well as the dilutive impact of stock options using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Weighted average number of common shares outstanding for basic earnings per share	18,012,483	17,841,219	17,871,000	17,869,996
Effect of dilutive securities: stock options and warrants	1,802,703	1,076,593	1,902,857	1,087,336

Weighted average number of common and common equivalent shares outstanding	19,815,186	18,917,812	19,773,857	18,957,332

For the three months ended June 30, 2007 and 2008, the Company had approximately 0.3 million and 1.2 million outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
For the six months ended June 30, 2007 and 2008, the Company had approximately 0.3 million and 1.0 million outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
9. Common stock repurchase program
In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). In March 2008, the Company’s Board of Director’s authorized the repurchase of an additional $5.0 million of its common stock. As of June 30, 2008, the Company has repurchased approximately 806,000 shares at a cost of approximately $6.8 million. During the three and six months ended June 30, 2008, the Company repurchased approximately 283,000 shares and 301,000 shares at a cost of approximately $2.2 million and $2.3 million, respectively. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.

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

As of June 30, 2008, the Company holds $34.4 million in cash equivalents invested primarily in overnight securities. These investments are valued using quoted prices in active markets for identical investments (Level 1).
In April 2008, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million to reduce exposure of foreign currency fluctuations on transactions with it’s foreign subsidiary in Taiwan. The NDF contract matures in February 2009. At June 30, 2008, the fair value of the NDF is estimated to be an amount of approximately $60,000. Fair value is estimated based upon Level 2 observable inputs for the current NDF forward rates for similar contracts. During the three months ended June 30, 2008, the Company recorded approximately $60,000 in market value gains on this contract in other income.
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
Brandt Litigation
In March 2007, a settlement was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration was $0.6 million to be paid in cash, and the remaining $2.4 million was funded in November 2007 by George H. Holley and the Estate of Robert Salem in restricted common stock of the Company. The Company agreed to grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court decided several details concerning the precise quantity of restricted shares to be delivered as part of the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of the escrowed cash and stock. The agreed settlement funds and restricted shares were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and the Company filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant the Company’s motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. In June 2008, Brandt agreed to settle and took delivery out of escrow of the funds and the shares. Brandt also withdrew with prejudice his appeal from the Court’s ruling compelling him to comply with the settlement and delivered releases to all defendants. The case is now fully concluded.
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
We sell our products in the following distribution channels:

•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International — the international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors in Latin America, Europe, Australia, and China.

Our net sales by channel were as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007 (1)		2008		2007 (1)		2008

Net sales by channel:
Retail	$6,216,104	22.2%	$6,077,281	18.2%	$12,750,950	22.7%	$12,555,199	21.5%
Domestic distribution	13,491,627	48.1%	17,884,002	53.6%	27,718,746	49.4%	29,207,299	49.9%
Mail service	4,296,483	15.3%	5,254,149	15.8%	8,700,440	15.5%	9,590,904	16.4%
International	4,046,108	14.4%	4,140,409	12.4%	6,980,236	12.4%	7,122,719	12.2%

Net sales	$28,050,322	100.0%	$33,355,841	100.0%	$56,150,372	100.0%	$58,476,121	100.0%

(1)	Certain prior year amounts have been reclassified to conform with current year presentation.
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
Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer and technical service, finance and administrative expenses and stock-based compensation expenses. In the past, we have been involved in patent related litigation concerning certain of our products. Our legal costs can be significant, and the timing difficult to predict.
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

Results of operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
Net sales	$28,050,322	100.0%	$33,355,841	100.0%	$56,150,372	100.0%	$58,476,121	100.0%
Cost of sales	11,951,257	42.6%	13,469,076	40.4%	23,155,594	41.2%	24,001,009	41.0%

Gross profit	16,099,065	57.4%	19,886,765	59.6%	32,994,778	58.8%	34,475,112	59.0%

Operating Expenses:
Selling, general and administrative	11,566,718	41.2%	13,698,713	41.1%	23,107,791	41.2%	25,569,431	43.7%
Research and development	2,257,017	8.1%	2,426,666	7.3%	4,269,187	7.6%	4,783,514	8.2%

Total operating expenses	13,823,735	49.3%	16,125,379	48.4%	27,376,978	48.8%	30,352,945	51.9%

Income from operations	2,275,330	8.1%	3,761,386	11.2%	5,617,800	10.0%	4,122,167	7.1%

Interest income	425,275	1.5%	213,719	0.6%	770,281	1.4%	541,587	0.9%

Other, net	(69,091)	(0.2%)	105,992	0.3%	51,607	0.1%	(420,589)	(0.7%)

Income before income taxes	2,631,514	9.4%	4,081,097	12.1%	6,439,688	11.5%	4,243,165	7.3%

Provision for income taxes	792,237	2.8%	1,396,838	4.2%	2,125,098	3.8%	837,540	1.4%

Net income	$1,839,277	6.6%	$2,684,259	7.9%	$4,314,590	7.7%	$3,405,625	5.9%

Three months ended June 30, 2007 as compared to three months ended June 30, 2008
Net sales increased $5.3 million, or 18.9%, to $33.4 million for the three months ended June 30, 2008, as compared to $28.1 million for the same period in 2007. The increase was due to higher sales volume of $6.8 million, partially offset by increased sales returns of $0.9 million and increased managed care rebates and other discounts of $0.6 million. The increased volume of $6.8 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $8.7 million, partially offset by a decrease in our photometric system and other sales of approximately $1.9 million. The $0.9 million increase in our provision for sales returns resulted primarily from a returns reserve adjustment in anticipation of the launch of the TRUEtest product platform following FDA clearance. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.
Cost of sales increased $1.5 million, or 12.7%, to $13.5 million for the three months ended June 30, 2008, as compared to $12.0 million for the same period in 2007. This $1.5 million increase was driven primarily by increased sales volume of $2.1 million, partially offset by decreases in the distribution of free monitors of $0.2 million and product cost savings of $0.1 million related to reduced test strip manufacturing costs. As a percentage of net sales, cost of sales decreased to 40.4% for the three months ended June 30, 2008, as compared to 42.6% for the same period in 2007. This 2.2% decrease was due primarily to increases to the strip to meter ratio which contributed 1.9%, decreases in the distribution of free monitors which contributed 0.4% and product cost savings which contributed 0.2% of the decrease. Offsetting the decrease were net revenue decreases from increased managed care and other rebates.
Gross profit increased $3.8 million, or 23.5%, to $19.9 million for the three months ended June 30, 2008, as compared to

$16.1 million for the same period in 2007. The increase is due to higher sales volume of $4.7 million and $0.3 million associated with decreases in the distribution of free monitors and test strip cost savings. These increases were partially offset by increased managed care and other rebates of $0.6 million and increased sales returns of $0.5 million. As a percentage of net sales, gross profit increased to 59.6% for the three months ended June 30, 2008, as compared to 57.4% for the same period in 2007, due primarily to the items noted above.
Selling, general and administrative expenses increased $2.1 million, or 18.4%, to $13.7 million for the three months ended June 30, 2008, as compared to $11.6 million for the same period in 2007. The increase is primarily due to an increase of $1.1 million in salaries and benefits associated with additional sales and administrative personnel, higher sales and marketing costs of $1.3 million related to increased advertising and promotions, including new product launch costs for TRUEtest and $0.1 million in other general and administrative expenses associated with supporting the continued growth of our operations. These costs were partially offset by reduced overall legal costs of $0.4 million associated with the settlement of the Roche litigation and other corporate matters. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 41.1% for the three months ended June 30, 2008, as compared to 41.2% for the same period in 2007.
Research and development expenses increased $0.2 million, or 7.5%, to $2.4 million for the three months ended June 30, 2008, as compared to $2.3 million for the same period in 2007, due primarily to increased salaries and benefits costs. As a percentage of net sales, research and development costs decreased to 7.3% of sales for the three months ended June 30, 2008, as compared to 8.1% for the same period in 2007. The decrease was due to increased net sales, noted above.
Operating income was $3.8 million, or 11.2% of net sales, for the three months ended June 30, 2008 as compared to $2.3 million, or 8.1% of net sales, for the same period in 2007. The increase was due to increased net sales and gross margins, partially offset by increased operating expenses, as noted above.
Interest income was $0.2 million for the three months ended June 30, 2008 as compared to $0.4 million for the same period in 2007. Interest income consists primarily of earnings on cash balances on hand during the period. The decrease is primarily due to interest rates decreasing resulting in reduced interest income in 2008 as compared to 2007. There were no borrowings or outstanding amounts under our revolving credit facility at June 30, 2008 and June 30, 2007, respectively.
Other income (expense), net was income of $0.1 million for the three months ended June 30, 2008, as compared to an expense of approximately ($0.1) million for the same period in 2007. The income (expense) during the three months ended June 30, 2008 and 2007 consists primarily of market adjustments on the non-deliverable forward contract entered into during 2008 as well as foreign exchange gains/losses incurred by the Company’s Taiwan subsidiary due to changes in the value of the U.S. dollar.
Our effective tax rate for the three months ended June 30, 2008 and 2007 was 34.2% and 30.1%, respectively. The effective rate in 2007 was lower due primarily to tax credits and disqualifying dispositions on incentive stock options in 2007.
Net income was $2.7 million for the three months ended June 30, 2008 as compared to $1.8 million for the same period in 2007. Diluted net income per common share was $0.14 on weighted average shares of 18.9 million for the three months ended June 30, 2008, as compared to $0.09 on weighted average shares of 19.8 million for the same period in 2007.
Six months ended June 30, 2007 as compared to six months ended June 30, 2008
Net sales increased $2.3 million, or 4.1%, to $58.5 million for the six months ended June 30, 2008, as compared to $56.2 million for the same period in 2007. The increase was due to higher sales volume of $5.4 million, partially offset lower average selling prices of $1.3 million, increased sales returns of $0.8 million and increased managed care rebates and other discounts of $1.0 million. The increased volume of $5.4 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $8.8 million, partially offset by a decrease in our photometric system and other sales of approximately $3.4 million. The decrease in our average selling price of $1.3 million was primarily due to a shift in our revenue mix driven by increased mail service volume as well as volume based test strip pricing incentives within our mail service channel.

The $0.8 million increase in our provision for sales returns resulted primarily from a return reserve adjustment in anticipation of the launch of the TRUEtest product platform following FDA clearance. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.
Cost of sales increased $0.8 million, or 3.7%, to $24.0 million for the six months ended June 30, 2008, as compared to $23.2 million for the same period in 2007. This $0.8 million increase was driven primarily by increased sales volume of $1.8 million, partially offset by $0.5 million of product cost savings associated with reduced manufacturing costs primarily related to test strips. As a percentage of net sales, cost of sales decreased slightly to 41.0% for the six months ended June 30, 2008, as compared to 41.2% for the same period in 2007. This 0.2% decrease was due primarily to increases in the strip to meter ratio which contributed 1.1% and cost savings from test strip manufacturing process improvements which contributed 0.9% of the decrease, partially offset by the impact of lower average selling prices on cost of sales as a percentage of revenue contributing 0.9% and net revenue decreases from increased managed care and other rebates, contributing 1.1%.
Gross profit increased $1.5 million, or 4.5%, to $34.5 million for the six months ended June 30, 2008, as compared to $33.0 million for the same period in 2007. The increase is due to higher sales volume of $3.6 million and $0.5 million of product cost savings associated with reduced manufacturing costs primarily related to test strips, partially offset by lower average selling prices of $1.3 million, increased managed care and other rebates of $1.0 million and increased sales returns of $0.3 million. As a percentage of net sales, gross profit increased to 59.0% for the six months ended June 30, 2008, as compared to 58.8% for the same period in 2007, due primarily to the items noted above.
Selling, general and administrative expenses increased $2.5 million, or 10.7%, to $25.6 million for the six months ended June 30, 2008, as compared to $23.1 million for the same period in 2007. The increase is primarily due to an increase of $2.0 million in salaries and benefits associated with additional sales and administrative personnel, higher sales and marketing costs of $1.8 million related primarily to increased advertising and promotions, including new product launch costs for TRUEtest and $0.4 million in other general and administrative expenses associated with supporting the continued growth of our operations. These costs were partially offset by reduced overall legal costs of $1.1 million associated with the settlement of the Roche litigation and other corporate matters and a $0.6 million decrease associated with other professional fees. As a percentage of net sales, selling, general and administrative expenses increased to 43.7% for the six months ended June 30, 2008, as compared to 41.2% for the same period in 2007, primarily due to increased costs described above.
Research and development expenses increased $0.5 million, or 12.0%, to $4.8 million for the six months ended June 30, 2008, as compared to $4.3 million for the same period in 2007. As a percentage of net sales, research and development costs increased to 8.2% of sales for the six months ended June 30, 2008, as compared to 7.6% for the same period in 2007. The increase is primarily due to increased personnel and other related costs as we continue to expand our new product development and manufacturing process improvement efforts.
Operating income was $4.1 million, or 7.1% of net sales, for the six months ended June 30, 2008 as compared to $5.6 million, or 10.0% of net sales, for the same period in 2007. The decrease was due to increased operating expenses, partially offset by increased gross margins, as noted above.
Interest income was $0.5 million for the six months ended June 30, 2008 as compared to $0.8 million for the same period in 2007. Interest income consists primarily of earnings on cash balances on hand during the period. The decrease is primarily due to interest rates decreasing resulting in reduced interest income in 2008 as compared to 2007. There were no borrowings or outstanding amounts under our revolving credit facility at June 30, 2008 and June 30, 2007, respectively.
Other income (expense), net was an expense of ($0.4) million for the six months ended June 30, 2008, as compared to income of approximately $0.1 million for the same period in 2007. The expense during the six months ended June 30, 2008, is due primarily to foreign exchange losses incurred by the Company’s Taiwan subsidiary due to declines in the value of the U.S. dollar.

Our effective tax rate for the six months ended June 30, 2008 and 2007 was 19.7% and 33.0%, respectively. The effective rate in 2008 was favorably impacted by a $0.6 million tax benefit recorded in the first quarter of 2008 related to the settlement of tax uncertainties associated with the completion of audits of our 2003 and 2004 Federal income tax returns by the Internal Revenue Service.
Net income was $3.4 million for the six months ended June 30, 2008 as compared to $4.3 million for the same period in 2007. Diluted net income per common share was $0.18 on weighted average shares of 19.0 million for the six months ended June 30, 2008, as compared to $0.22 on weighted average shares of 19.8 million for the same period in 2007.
Liquidity and capital resources
At June 30, 2008, we had approximately $34.4 million of cash and cash equivalents on hand, no debt outstanding and $10.0 million of capacity under our revolving line of credit. Our primary capital requirements are to fund capital expenditures and to fund common stock repurchases under our board approved Common Stock Repurchase Program, as described below. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
In March 2008, we amended our credit facility by increasing the amount available under a unsecured revolving line of credit from $7.0 million to $10.0 million and extended the maturity date to April 30, 2009 (“Amended Credit Facility”). At June 30, 2008, there was no outstanding balance under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at the LIBOR plus 0.5%. Our Amended Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares other than those authorized under the common stock repurchase program and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to total tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Amended Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Amended Credit Facility at June 30, 2008.
In August 2007, our Board of Directors authorized a Common Stock Repurchase Program, authorizing us to repurchase up to $5.0 million of our common stock. In March 2008, our Board of Director’s authorized the repurchase of an additional $5.0 million of our common stock. As of June 30, 2008, we have repurchased approximately 806,000 shares at a cost of approximately $6.8 million. During the three and six months ended June 30, 2008, we have repurchased approximately 283,000 shares and 301,000 shares at a cost of approximately $2.2 million and $3.3 million, respectively. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
Cash flows provided by operating activities were $9.1 million and $6.2 million for the six months ended June 30, 2007 and June 30, 2008, respectively. The decrease in cash provided by operating activities was due primarily to increased accounts receivable associated with increased 2008 sales volumes and continued investment in inventory in preparation of the new product launch.
Cash flows used in investing activities were $5.0 million and $3.3 million for the six months ended June 30, 2007 and 2008, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for a new blood glucose monitoring system to be introduced in the second half of 2008, additional manufacturing equipment used on our existing biosensor test strip manufacturing line and expansions to our facility. We expect our full year 2008 capital expenditures to be in the range of $7.0 million to $8.0 million.
Cash flows provided by financing activities were $2.0 million for the six months ended June 30, 2007 and consisted primarily of proceeds received from the exercise of options. Cash flows (used in) financing activities were ($1.4) million for the six months ended June 30, 2008 and consisted primarily of $2.3 million used for purchases of common stock under our Common Stock Repurchase Program, noted above, partially offset by proceeds received from the exercise of options.

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
Item 3. Quantitative and qualitative disclosures about market risk
Our Amended Credit Facility is subject to market risk and interest rate changes. The borrowings under the Amended Credit Facility bear interest at LIBOR plus 0.5%. At June 30, 2008, we did not have any borrowings outstanding under the Credit Facility.
Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars. Therefore, our reported consolidated results of operations and consolidated financial condition are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the relevant period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income (loss). For the each of the three and six months ended June 30, 2008 and 2007,we estimate that a 10% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $0.1 million, respectively.
In April 2008, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million to reduce exposure of foreign currency fluctuations on transactions with it’s foreign subsidiary in Taiwan. The NDF contract matures in February 2009. At June 30, 2008, the fair value of the NDF is estimated to be an amount of approximately $60,000. Fair value of the NDF is estimated based on observable inputs for the current NDF forward rates for similar contracts. We estimate that a 10.0% increase or decrease in the NDF forward rates would increase or decrease our net income by approximately $0.2 million, offsetting the impact of foreign currency market risk described above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Brandt Litigation
In March 2007, a settlement was agreed by the parties to a lawsuit against us, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from us in connection with any transaction with us. In November 1999, we acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. Our share of the settlement consideration was $0.6 million to be paid in cash, and the remaining $2.4 million was funded in November 2007 by George H. Holley and the Estate of Robert Salem in restricted common stock of the Company. We agreed to grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, we recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court decided several details concerning the precise quantity of restricted shares to be delivered as part of the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of the escrowed cash and stock. The agreed settlement funds and restricted shares were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and we filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant our motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. In June 2008, Brandt agreed to settle and took delivery out of escrow of the funds and the shares. Brandt also withdrew with prejudice his appeal from the Court’s ruling compelling him to comply with the settlement and delivered releases to all defendants. The case is now fully concluded.
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
Competitive bidding for durable medical equipment suppliers could negatively affect our business
On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) in ten of the largest Metropolitan Statistical Areas (MSAs) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (i.e. test strips and lancets used with blood glucose monitors). On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) was enacted. This new law has delayed the Medicare DMEPOS Competitive Bidding Program for 18 to 24 months. The new law also mandates a 9.5% reduction in Medicare reimbursement for DMEPOS, including diabetic supplies obtained via mail order arrangements, effective January 1, 2009. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.
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
We received approximately $35.1 million in net proceeds from the offering after underwriting discounts and offering expenses. These proceeds were used as follows:
•	$10.4 million to redeem all outstanding shares of our Series F Preferred Stock;

•	$2.0 million to repay outstanding indebtedness to Wachovia Bank N.A.; and

•	$4.5 million through June 30, 2008 for manufacturing equipment for new product development ($0.3 million and $0.9 million during the three and six months ended June 30, 2008, respectively).

Of the remaining $18.2 million of the net proceeds to us from our initial public offering, we intend to use approximately $1.2 million to complete the purchase of such manufacturing equipment and the remainder for working capital and general corporate purposes. Pending such use, we have deposited such remaining net proceeds of our initial public offering in a money market fund.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 9, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to $5 million of its common stock. On March 13, 2008, the Company announced that its Board of Directors had authorized an additional $5.0 million share repurchase program (collectively, the “Common Stock Repurchase Program”). As of June 30, 2008, the Company has repurchased approximately 806,000 shares of its common stock at a cost of approximately $6.8 million. During the three months ended June 30, 2008, the Company repurchased approximately 283,000 shares at a cost of approximately $2.2 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
ISSUER PURCHASES OF EQUITY SECURITIES

				Appropriate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price Paid	Part of the	Purchased Under the
Period	Shares purchased	Per Share	Repurchase Program	Repurchase Program
April 1, 2008 to April 30, 2008	94,268	7.39	94,268	$4,666,539
May 1, 2008 to May 31, 2008	74,288	7.91	74,288	$4,076,560
June 1, 2008 to June 30, 2008	114,431	$7.88	114,431	$3,171,449

Total at June 30, 2008	282,987	$7.72	282,987

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on June 3, 2008, the shareholders of the Company voted on the following matters:
1)	To elect two Class II directors as members of the Board of Directors of the Company, each to serve for a term of three years or until his successor has been elected and qualified; and

2)	To ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2008.
All of the director nominees were elected based on the following votes:

Director Nominees	Votes Cast For	Votes Withheld
G. Douglas Lindgren	16,248,885	287,316
Richard A. Upton	16,249,085	287,116
The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008 was ratified based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained
16,510,668	19,995	5,538
Item 6. Exhibits
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.
Date: August 8, 2008	By:	/s/ J. RICHARD DAMRON, JR.
J. Richard Damron, Jr.
President and Chief Executive Officer (principal executive officer) and Director

Date: August 8, 2008	By:	/s/ RONALD L. RUBIN
Ronald L. Rubin
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

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