Form 10-Q
period 2008-09-30
HOME DIAGNOSTICS INC
filed 2008-11-10
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number: 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2594392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 NW 55th Court
Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 954-677-9201
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑
As of November 5, 2008, there were 17,482,144 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

HOME DIAGNOSTICS, INC.
INDEX

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

		(Unaudited)
	December 31,	September 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$32,695,803	$34,180,268
Accounts receivable, net	18,313,519	26,444,911
Inventory	12,379,668	16,126,369
Prepaid expenses and other current assets	1,013,025	1,714,585
Income taxes receivable	1,241,171	—
Deferred tax asset	4,669,774	4,798,017

Total current assets	70,312,960	83,264,150
Property and equipment, net	22,560,335	23,789,788
Goodwill	35,573,462	35,573,462
Other intangible assets, net	660,776	415,730
Deferred tax asset	1,004,638	776,387
Other assets, net	138,866	141,942

Total assets	$130,251,037	$143,961,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,103,535	$8,952,697
Accrued liabilities	18,048,079	22,112,376
Income taxes payable	—	1,464,975

Total current liabilities	24,151,614	32,530,048

Contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 17,878,691 and 17,515,249 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	178,787	175,153
Additional paid-in capital	95,017,973	94,329,081
Retained earnings	10,858,415	17,027,039
Accumulated other comprehensive income (loss)	44,248	(99,862)

Total stockholders’ equity	106,099,423	111,431,411

Total liabilities and stockholders’ equity	$130,251,037	$143,961,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net sales	$31,684,101	$35,564,663	$87,834,473	$94,040,784
Cost of sales	11,025,302	13,935,429	34,180,896	37,936,438

Gross profit	20,658,799	21,629,234	53,653,577	56,104,346

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $149,525 and $665,350 and $889,490 and $1,408,676 for the three and nine months ended September 30, 2007 and 2008, respectively)	12,028,896	13,399,365	35,136,687	38,968,796
Research and development	2,231,292	2,035,687	6,500,479	6,819,201
Insurance settlement	(450,000)	—	(450,000)	—

Total operating expenses	13,810,188	15,435,052	41,187,166	45,787,997

Income from operations	6,848,611	6,194,182	12,466,411	10,316,349

Other income (expense)
Interest income, net	447,763	231,775	1,218,044	773,362
Other, net	12,579	(82,923)	64,186	(503,512)

Total other income	460,342	148,852	1,282,230	269,850

Income before provision for income taxes	7,308,953	6,343,034	13,748,641	10,586,199
Provision for income taxes	2,104,805	1,808,650	4,229,903	2,646,190

Net income	$5,204,148	$4,534,384	$9,518,738	$7,940,009

Earnings per common share:
Basic	$0.29	$0.26	$0.53	$0.45

Diluted	$0.27	$0.24	$0.48	$0.42

Weighted average shares used in computing earnings per common share:
Basic	18,115,897	17,610,214	17,953,529	17,782,770

Diluted	19,559,220	18,791,817	19,706,031	18,901,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock				Accumulated
			Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders’
	shares	Amount	capital	earnings	Income	equity
Balance at December 31, 2007	17,878,691	$178,787	$95,017,973	$10,858,415	$44,248	$106,099,423
Stock-based compensation expense	—	—	1,408,676	—	—	1,408,676
Stock options exercised, including tax benefit of $273,865	259,083	2,591	1,254,272	—	—	1,256,863
Repurchased common stock	(622,525)	(6,225)	(3,351,840)	(1,771,385)	—	(5,129,450)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(144,110)	(144,110)
Net income	—	—	—	7,940,009	—	7,940,009

Total comprehensive income	—	—	—	7,940,009	(144,110)	7,795,899

Balance at September 30, 2008	17,515,249	$175,153	$94,329,081	$17,027,039	$(99,862)	$111,431,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net income	$9,518,738	$7,940,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,900,746	2,917,001
Amortization of deferred financing and debt issuance costs	6,763	—
Loss on asset disposal	33,098	110,101
Bad debt expense	37,489	30,000
Non-cash impact of insurance proceeds	(300,000)	—
Deferred income taxes	(665,545)	100,008
Stock-based compensation expense	889,490	1,408,676
Changes in assets and liabilities:
Accounts receivable	(4,190,521)	(8,161,392)
Inventories	(1,971,755)	(3,776,542)
Prepaid expenses and other current and non-current assets	(356,135)	(707,556)
Income taxes receivable and income taxes payable	2,629,135	2,706,146
Accounts payable	3,825,929	2,849,162
Accrued liabilities	1,543,824	3,922,518

Net cash provided by operating activities	13,901,256	9,338,131

Cash flows from investing activities:
Capital expenditures	(6,550,868)	(3,925,491)

Net cash used in investing activities	(6,550,868)	(3,925,491)

Cash flows from financing activities:
Payment of debt financing costs	(4,314)	—
Proceeds from exercise of stock options	1,946,068	982,998
Excess tax benefits from stock-based compensation expense	820,719	273,865
Repurchases of common stock	(3,390,611)	(5,129,450)

Net cash used in financing activities	(628,138)	(3,872,587)

Effect of exchange rate changes on cash and cash equivalents	18,189	(105,588)

Net increase (decrease) in cash and cash equivalents	6,740,439	1,484,465
Cash and cash equivalents
Beginning of period	26,487,163	32,695,803

End of period	$33,227,602	$34,180,268

Supplemental cash flows disclosures:
Cash paid during the period for:
Income taxes	$1,587,778	$2,004,549

Non-cash supplemental information:
Deemed capital distribution to stockholders	$(300,000)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
1. Basis of presentation
Home Diagnostics, Inc. was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements of Home Diagnostics, Inc. and its subsidiaries (the “Company”) included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

At December 31, 2007, equipment not yet placed in service primarily consisted of expenditures for custom manufacturing equipment for new product development. During the three months ended September 30, 2008, the Company received FDA 510(k) clearance for its TRUEresult and TRUE2go testing systems, had substantially completed the installation and validation of the custom manufacturing equipment, and had begun to produce inventory ready for sale. The total cost of approximately $14.0 million related to these assets were placed into service and depreciation commenced during the three months ended September 30, 2008. These assets have an estimated useful life of 7 years.

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

2. Stock option plans and warrants
In July 2006, the Company’s Board of Directors and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including, but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there were 0.9 million options available for grant and 1.1 million options outstanding at September 30, 2008. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.
The Company also has two predecessor stock option plans under which options to purchase approximately 2.1 million shares are outstanding as of September 30, 2008. No additional stock options may be granted under either of these plans.
In July 2008, the Company modified the terms of certain stock option grants outstanding under the 2006 Plan and the predecessor plans, whereby for certain employees, upon termination from the Company, other than for “cause”, the outstanding option will remain exercisable and not expire for the remainder of the option term. During the three months ended September 30, 2008, the Company recorded approximately $0.3 million in SFAS 123R expense related to this stock option modification.
A summary of the Company’s stock option activity and related information for the period ended September 30, 2008 is as follows:

			Weighted
		Range of	average
	Number of	exercise	Exercise
	options	prices	Prices

Outstanding at December 31, 2007	3,010,407	$2.99 – 12.00	$5.53
Granted	15,000	$6.85	$6.85
Exercised	(27,600)	$2.99 – 4.27	$3.71
Forfeited/ Cancelled	(650)	$12.00	$12.00

Outstanding at March 31, 2008	2,997,157	$2.99 – 12.00	$5.55
Granted	428,000	$7.88	$7.88
Exercised	(158,640)	$2.99 – 4.27	$4.12
Forfeited/ Cancelled	(1,176)	$3.85 – 12.00	$10.78

Outstanding at June 30, 2008	3,265,341	$2.99 – 12.00	$5.92
Exercised	(74,952)	$2.99 – 3.85	$3.11
Forfeited/ Cancelled	(23,875)	$7.88 – 11.20	$10.27

Outstanding at September 30, 2008	3,166,514	$2.99 – 12.00	$5.95

Exercisable at September 30, 2008	2,379,133	$2.99 – 12.00	$4.85

During the nine months ended September 30, 2007 and 2008, the weighted average fair values of options granted were $3.75 and $2.72 respectively. The fair value of stock option grants during the nine months ended September 30, 2007 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2008
Weighted average expected term of options (using the simplified method in years)	4.58	4.45
Expected volatility factor (based on peer group volatility)	30%	36%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	4.86%	3.22%
The Company’s estimated forfeiture rate during the three and nine months ended September 30, 2007 and 2008 was approximately 8%.

The aggregate intrinsic value for the options outstanding and exercisable at September 30, 2008 was $13.0 million and $12.2 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the quoted market price of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the quoted market price of the Company’s common stock.
At September 30, 2007 and 2008, there was $1.7 million and $1.3 million, respectively, of unrecognized share-based compensation expense associated with non-vested stock option grants subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Stock-based compensation expense is expected to be recognized over a weighted-average period of 3 years.
The Company recognized stock-based compensation expense of $0.1 million and $0.7 million during the three months ended September 30, 2007 and 2008, respectively. During the three months ended September 30, 2007, the $0.1 million in expense was comprised of approximately $0.4 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of approximately $0.3 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended September 30, 2007 was approximately $0.1 million. During the three months ended September 30, 2008, the $0.7 million in expense was comprised of approximately $0.6 million related to compensation expense calculated in accordance with SFAS 123R for stock options and expense of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended September 30, 2008 was approximately $0.2 million.
The Company recognized stock-based compensation expense of $0.9 million and $1.4 million during the nine months ended September 30, 2007 and 2008, respectively. During the nine months ended September 30, 2007, the $0.9 million in expense was comprised of approximately $1.0 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the nine months ended September 30, 2007 was approximately $0.3 million. During the nine months ended September 30, 2008, the $1.4 million in expense was comprised of approximately $1.3 million related to compensation expense calculated in accordance with SFAS 123R for stock options and expense of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the nine months ended September 30, 2008 was approximately $0.3 million.
3. Inventories, net
Inventories, net consist of the following:

	December 31,	September 30,
	2007	2008

Raw materials	$7,589,107	$8,770,506
Work-in-process	2,780,096	5,569,241
Finished goods	2,010,465	1,786,622

	$12,379,668	$16,126,369

4. Property and equipment, net
Property and equipment, net consist of the following:

	December 31,	September 30,
	2007	2008

Machinery and equipment	$15,931,806	$31,529,733
Leasehold improvements	4,061,227	4,972,441
Furniture, fixtures, and office equipment	3,136,451	4,283,244
Computer software	1,912,733	2,037,746
Equipment not yet placed in service	15,272,616	1,190,107

	40,314,833	44,013,271
Less: Accumulated depreciation and amortization	(17,754,498)	(20,223,483)

	$22,560,335	$23,789,788

Depreciation expense was approximately $0.8 million and $1.1 million for the three months ended September 30, 2007 and 2008, respectively. Amortization expense of computer software was approximately $0.1 million for each of the three months ended September 30, 2007 and 2008, respectively.
Depreciation expense was approximately $2.6 million for each of the nine months ended September 30, 2007 and 2008, respectively. Amortization expense of computer software was approximately $0.3 million for each of the nine months ended September 30, 2007 and 2008.
Equipment not yet placed in service at December 31, 2007, primarily consisted of expenditures for custom manufacturing equipment necessary to manufacture the Company’s new TRUEtest test strips which utilize proprietary on-strip coding technology to automatically calibrate with the Company’s TRUEresult and TRUE2go meters. During the three months ended September 30, 2008, the Company received FDA 510(k) clearance for its TRUEresult and TRUE2go testing systems and placed into service approximately $14.0 million of related manufacturing equipment which has an estimated useful life of 7 years.
5. Accrued liabilities
Accrued liabilities consist of the following:

	December 31,	September 30,
	2007	2008

Accrued salaries and benefits	$3,975,898	$4,916,401
Sales returns reserve	5,385,361	5,332,823
Accrued customer liabilities	4,030,499	7,128,390
Product warranty and managed care rebates	2,570,495	2,606,609
Other accrued liabilities	2,085,826	2,128,153

	$18,048,079	$22,112,376

6. Credit facility and long-term debt
In March 2008, the Company amended it’s credit facility by increasing the amount available under its unsecured revolving line of credit from $7.0 million to $10.0 million (“Amended Credit Facility”). The Amended Credit Facility matures on April 30, 2009. At September 30, 2008, there was no outstanding balance. Borrowings bear interest at LIBOR plus 0.5% (4.0% at September 30, 2008). The Amended Credit Facility contains a financial covenant and other covenants that restrict the Company’s ability to, among other things, incur liens, repurchase shares other than those authorized under the common stock repurchase program and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company believes that it was in compliance with the financial covenant and other restrictions at September 30, 2008.
7. Income taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom, and Canada. The Internal Revenue Service (IRS) completed income tax audits of the Company’s 2003 through 2004 Federal tax returns in March 2008. In addition, the IRS has completed its review of the Company’s 2005 Federal tax return. The Company is in agreement with all adjustments as proposed by the IRS, considers the 2005 tax year as effectively settled and has recorded the adjustments as described below. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2003, although carry forward attributes that were generated between 1998 and 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in future periods.
During the three and nine months ended September 30, 2008, the Company decreased its unrecognized tax benefits by approximately $0.1 million and $1.1 million, respectively. These adjustments relate to the completion of the 2003-2004 IRS audits and the effective settlement of the 2005 IRS audit. At September 30, 2008, the Company had gross unrecognized tax benefits of approximately $1.1 million. Of the total unrecognized tax benefits, $0.7 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest did not change significantly during the three months ended September 30, 2008.
8. Earnings per common share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period.

The following summarizes the weighted average number of common shares outstanding during the three and nine months ended September 30, 2007 and 2008 that were used to calculate the basic earnings per common share as well as the dilutive impact of stock options using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Weighted average number of common shares outstanding for basic earnings per share	18,115,897	17,610,214	17,953,529	17,782,770
Effect of dilutive securities: stock options and warrants	1,443,323	1,181,603	1,752,502	1,118,758

Weighted average number of common and common equivalent shares outstanding	19,559,220	18,791,817	19,706,031	18,901,528

For the three months ended September 30, 2007 and 2008, the Company had approximately 0.7 million and 0.8 million outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
For the nine months ended September 30, 2007 and 2008, the Company had approximately 0.4 million and 0.9 million outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
9. Common stock repurchase program
In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to $5 million of its common stock (the “Common Stock Repurchase Program”). In March 2008, the Company’s Board of Director’s authorized the repurchase of an additional $5.0 million of its common stock. As of September 30, 2008, the Company has repurchased approximately 906,000 shares at a cost of approximately $9.6 million. During the three and nine months ended September 30, 2008, the Company repurchased approximately 321,000 shares and 623,000 shares at a cost of approximately $2.8 million and $5.1 million, respectively. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
In October 2008, the Company completed its $10.0 million Common Stock Repurchase Program by purchasing 37,000 shares at a cost of approximately $0.4 million.
10. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.

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
On January 1, 2008, the Company partially adopted the provisions of SFAS 157. There was no impact to the Company’s financial position or results of operations upon adoption of SFAS 157. The Company has elected to partially defer adoption of SFAS 157 related to our goodwill and indefinite-lived intangible assets in accordance with FASB Staff Position 157-2.
As of September 30, 2008, the Company holds $34.2 million in cash and cash equivalents invested primarily in overnight money market funds which trade at a net asset value (NAV) of $1 per share.
In April 2008, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million to reduce exposure of foreign currency fluctuations on transactions with its foreign subsidiary in Taiwan. The NDF contract matures in February 2009. At September 30, 2008, the fair value of the NDF is estimated to be a liability of approximately $225,000. Fair value is estimated based upon Level 2 observable inputs for the current NDF forward rates for similar contracts. During the three and nine months ended September 30, 2008, the Company recorded approximately $290,000 and $225,000 in net market value losses on this contract. Net market value adjustments have been recorded in other income (expense).
11. Contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.
Roche Litigation
In February 2004, Roche Diagnostics Corporation filed suit against the Company and three other co-defendants in federal court in Indiana. The three co-defendants settled with Roche in January 2006. The suit alleged that the Company’s TrueTrack Smart System infringed claims in two Roche patents. These patents are related to Roche’s electrochemical biosensors and the methods they use to measure glucose levels in a blood sample. In its suit, Roche sought damages including its lost profits or a reasonable royalty, or both, and a permanent injunction against the accused products. Roche also alleged willful infringement, which, if proven, could result in an award of up to three times its actual damages, as well as its legal fees and expenses. On September 20, 2005, the Court ruled that one of the Roche patents was procured by inequitable conduct before the Patent Office and is unenforceable. On March 2, 2007, the Court granted the Company’s motion for summary judgment for non-infringement with respect to the second patent and denied the Roche motion for a summary judgment. These rulings were subject to appeal by Roche. On December 20, 2007, the Company settled the ongoing litigation, agreeing to pay Roche a lump sum payment of $3.5 million in exchange for a royalty-free, fully paid-up, world-wide license on both of the patents, as well as a covenant by Roche not to sue the Company on the licensed patents.

Brandt Litigation
In March 2007, a settlement was agreed by the parties to a lawsuit against the Company, MIT Development Corp. or MIT, George H. Holley and the Estate of Robert Salem, brought by Leonard Brandt. Mr. Brandt claimed that he was engaged in 1994 to provide financial consulting services for MIT, Mr. George Holley and Mr. Salem. Mr. Brandt claimed he was to receive at least $1,000 per month for consulting services plus 10% of the increase in the value of the assets of MIT, Holley or Robert Salem resulting from cash or other assets received from the Company in connection with any transaction with the Company. In November 1999, the Company acquired MIT from Messrs. Holley and Salem. The settlement provides for a total of $3.0 million of consideration to be paid by the defendants. The Company’s share of the settlement consideration was $0.6 million to be paid in cash, and the remaining $2.4 million was funded in November 2007 by George H. Holley and the Estate of Robert Salem in restricted common stock of the Company. The Company agreed to grant Mr. Brandt “piggy-back” registration rights with respect to such stock for a period of one year from the date of settlement. In December 2006, pursuant to Staff Accounting Bulletin No. 107, Topic 5T “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, the Company recorded a charge of $3.0 million to operating expense and recorded the $2.4 million funded by the other two defendants as additional paid-in capital. On July 19, 2007 and October 31, 2007, the court decided several details concerning the precise quantity of restricted shares to be delivered as part of the final payment terms of the settlement consistent with the foregoing description and ordered the immediate exchange of mutual releases and payment of the escrowed cash and stock. The agreed settlement funds and restricted shares were delivered to an escrow agent in accordance with the court’s order of October 31, 2007; however, Mr. Brandt failed to comply with the court’s rulings. Instead, Mr. Brandt moved to vacate the settlement and sought a new trial, and the Company filed a motion with the court to uphold the settlement. At a hearing on February 28, 2008, the court indicated it would grant the Company’s motion to compel Mr. Brandt to perform the settlement and deny Mr. Brandt’s motion to vacate the settlement and obtain a new trial. In June 2008, Mr. Brandt agreed to settle and took delivery out of escrow of the funds and the shares. Mr. Brandt also withdrew with prejudice his appeal from the Court’s ruling compelling him to comply with the settlement and delivered releases to all defendants. The case is now fully concluded.
In July 2007, the Company reached a settlement agreement with its directors and officers insurance provider, whereby, the Company received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter. The Company’s share of the insurance proceeds was $150,000 and the remaining $300,000 was distributed to George H. Holley and the Estate of Robert Salem. During the nine months ended September 30, 2007, the Company recorded a reduction to operating expenses of $450,000 and a distribution of capital of $300,000.

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
We were founded in 1985 and have focused exclusively on the diabetes market since inception. We have two manufacturing facilities, one located in Fort Lauderdale, Florida, and the other in Hsinchu City, Taiwan. We manufacture, test and package our blood glucose test strips at our facility in Fort Lauderdale. Our blood glucose monitors are assembled in our Taiwan facility. Labeling, final assembly, quality control testing and shipment of our blood glucose monitoring systems are conducted in our Fort Lauderdale facility. Our test strip manufacturing processes are highly automated. We believe we have sufficient capacity to produce test strips for our TRUEtrack, TRUEread and Sidekick biosensor systems and our Prestige photometric system to meet current and future demand, without significant incremental capital investment. In September 2008, we launched our TRUEresult and TRUE2go no-coding systems which utilize our TRUEtest bionsenor test strip platform. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support our current demand. In order to meet the expected long term demand for these products, our board of directors has approved a significant test strip manufacturing expansion plan. We expect to spend $16 million to $18 million over the next 13 to 15 months on custom manufacturing equipment and facility improvements. We believe this new equipment will be fully operational in early 2010.
     We sell our products in the following distribution channels:
•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International — the international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors in Latin America, Europe, Australia, and China.
Our net sales by channel were as follows for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007 (1)		2008		2007 (1)		2008
Net sales by channel:
Retail	$5,761,852	18.2%	$7,981,132	22.4%	18,512,802	21.1%	$20,536,331	21.8%
Domestic distribution	18,727,972	59.1%	18,802,290	52.9%	46,446,718	52.9%	48,009,589	51.1%
Mail service	3,727,131	11.8%	5,306,346	14.9%	12,427,571	14.1%	14,897,250	15.8%
International	3,467,146	10.9%	3,474,895	9.8%	10,447,382	11.9%	10,597,614	11.3%

Net sales	$31,684,101	100.0%	$35,564,663	100.0%	$87,834,473	100.0%	$94,040,784	100.0%

(1)	Certain prior year amounts have been reclassified to conform with current year presentation.
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

Results of operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
Net sales	$31,684,101	100.0%	$35,564,663	100.0%	$87,834,473	100.0%	$94,040,784	100.0%
Cost of sales	11,025,302	34.8%	13,935,429	39.2%	34,180,896	38.9%	37,936,438	40.3%

Gross profit	20,658,799	65.2%	21,629,234	60.8%	53,653,577	61.1%	56,104,346	59.7%

Operating Expenses:
Selling, general and administrative	12,028,896	38.0%	13,399,365	37.7%	35,136,687	40.0%	38,968,796	41.4%
Research and development	2,231,292	7.0%	2,035,687	5.7%	6,500,479	7.4%	6,819,201	7.3%
Insurance settlement	(450,000)	(1.4)%	—	0.0%	(450,000)	(0.5)%	—	0.0%

Total operating expenses	13,810,188	43.6%	15,435,052	43.4%	41,187,166	46.9%	45,787,997	48.7%

Income from operations	6,848,611	21.6%	6,194,182	17.4%	12,466,411	14.2%	10,316,349	11.0%

Interest income	447,763	1.5%	231,775	0.7%	1,218,044	1.4%	773,362	0.8%
Other, net	12,579	(0.0%)	(82,923)	(0.2%)	64,186	0.1%	(503,512)	(0.5%)

Income before income taxes	7,308,953	23.1%	6,343,034	17.9%	13,748,641	15.7%	10,586,199	11.3%
Provision for income taxes	2,104,805	6.7%	1,808,650	5.1%	4,229,903	4.9%	2,646,190	2.8%

Net income	$5,204,148	16.4%	$4,534,384	12.8%	$9,518,738	10.8%	$7,940,009	8.5%

Three months ended September 30, 2007 as compared to three months ended September 30, 2008
Net sales increased $3.9 million, or 12.2%, to $35.6 million for the three months ended September 30, 2008, as compared to $31.7 million for the same period in 2007. The increase was due to higher sales volume of $6.8 million and reduced sales returns of $0.3 million, partially offset by lower average selling prices of $2.9 million and increased managed care rebates of $0.3 million. The increased volume of $6.8 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $7.3 million, partially offset by a decrease in our photometric system and other sales of approximately $0.5 million. The $0.3 million decrease in our provision for sales returns and other rebates resulted primarily from favorable return rates for our biosensor systems. The decrease in our average selling prices of $2.9 million was primarily due to price compression and volume based test strip pricing incentives within our mail service and domestic distribution channel. The increase in managed care rebates was due primarily to increased utilization within the third-party payor environment of our products.
Cost of sales increased $2.9 million, or 26.4%, to $13.9 million for the three months ended September 30, 2008, as compared to $11.0 million for the same period in 2007. This $2.9 million increase was driven primarily by increased sales volume of $1.4 million and increased product manufacturing cost of $1.5 million. Increased product manufacturing costs were primarily associated with scaling our manufacturing process to launch the TRUEresult and TRUE2go biosensor systems as well as higher scrap and other costs related to our other biosensor test strip products. As a percentage of net sales, cost of sales increased to 39.2% for the three months ended September 30, 2008, as compared to 34.8% for the same period in 2007. This 4.4% increase was due to increased product cost which contributed 4.2% and lower pricing which contributed 3.0%. Partially offsetting these increases, were increases in the strip to meter ratio which contributed 2.2% and reduced sales returns of 0.4%.
Gross profit increased $1.0 million, or 4.7%, to $21.6 million for the three months ended September 30, 2008, as compared to $20.7 million for the same period in 2007. The increase is due to higher sales volume of $5.4 million and $0.3 million associated with reduced sales returns. These increases were partially offset by lower average selling prices of $2.9 million, increased product manufacturing costs of $1.5 million and increased managed care rebates of $0.3 million. As a percentage of net sales, gross profit decreased to 60.8% for the three months ended September 30, 2008, as compared to 65.2% for the same period in 2007, due primarily to the items noted above.

Selling, general and administrative expenses increased $1.4 million, or 11.4%, to $13.4 million for the three months ended September 30, 2008, as compared to $12.0 million for the same period in 2007. The increase is primarily due to an increase of $0.6 million in salaries and benefits associated with additional sales and marketing and administrative personnel, increased stock-based compensation of $0.5 million primarily related to market adjustments on options subject to variable accounting, higher sales and marketing costs of $0.3 million related to increased advertising and promotions, including new product launch costs for TRUEresult and TRUE2go, and $0.2 million in other general and administrative expenses associated with supporting the continued growth of our operations. These costs were partially offset by reduced professional fees of $0.2 million. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 37.7% for the three months ended September 30, 2008, as compared to 38.0% for the same period in 2007.
Research and development expenses decreased $0.2 million, or 8.8%, to $2.0 million for the three months ended September 30, 2008, as compared to $2.2 million for the same period in 2007. As a percentage of net sales, research and development costs decreased to 5.7% of sales for the three months ended September 30, 2008, as compared to 7.0% for the same period in 2007. The decrease was due to prior year development costs associated with the TRUEresult and TRUE2go systems.
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
Operating income was $6.2 million, or 17.4% of net sales, for the three months ended September 30, 2008 as compared to $6.8 million, or 21.6% of net sales, for the same period in 2007. The decrease was due to increased cost of sales and operating expenses, partially offset by increased net sales, as noted above.
Interest income was $0.2 million for the three months ended September 30, 2008 as compared to $0.4 million for the same period in 2007. Interest income consists primarily of earnings on cash balances on hand during the period. The decrease in interest income is primarily associated with transferring certain cash balances into lower pre-tax yielding tax exempt money market funds during 2008 in order to maximize after tax investment returns. There were no borrowings or outstanding amounts under our revolving credit facility at September 30, 2008 and September 30, 2007, respectively.
Other income (expense), net was expense of $0.1 million for the three months ended September 30, 2008, as compared to income of $13,000 for the same period in 2007. The income (expense) during the three months ended September 30, 2008 and 2007 consists primarily of market adjustments on the non-deliverable forward contract entered into during 2008 offset by foreign exchange gains/losses incurred by the Company’s Taiwan subsidiary due to changes in the value of the U.S. dollar.
Our effective tax rate for the three months ended September 30, 2008 and 2007 was 28.5% and 28.8%, respectively. The effective rate in 2008 was lower than the statutory federal rate (35%) due primarily to tax credits and the effective settlement of tax uncertainties associated with the audit of our 2005 Federal income tax return by the Internal Revenue Service (IRS). The effective rate in 2007 was lower than the statutory federal rate (35%) due primarily to tax credits and disqualifying dispositions on incentive stock options in 2007.
Net income was $4.5 million for the three months ended September 30, 2008 as compared to $5.2 million for the same period in 2007. Diluted net income per common share was $0.24 on weighted average shares of 18.8 million for the three months ended September 30, 2008, as compared to $0.27 on weighted average shares of 19.6 million for the same period in 2007.

Nine months ended September 30, 2007 as compared to Nine months ended September 30, 2008
Net sales increased $6.2 million, or 7.1%, to $94.0 million for the nine months ended September 30, 2008, as compared to $87.8 million for the same period in 2007. The increase was due to higher sales volume of $12.3 million, partially offset by average selling prices of $4.4 million, increased managed care rebates of $1.1 million and increased sales returns of $0.6 million. The increased volume of $12.3 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $16.1 million, partially offset by a decrease in our photometric system and other sales of approximately $3.8 million. The decrease in our average selling price of $4.4 million was primarily due to price compression and volume based test strip pricing incentives within our mail service and domestic distribution channel. The increase in managed care rebates was due primarily to increased utilization within the third-party payor environment of our products. The increase in our provision for sales returns resulted primarily from a return reserve adjustment recorded during the three months ended June 30, 2008 in anticipation of the launch of our new products.
Cost of sales increased $3.8 million, or 11.0%, to $37.9 million for the nine months ended September 30, 2008, as compared to $34.2 million for the same period in 2007. This $3.8 million increase was driven primarily by increased sales volume of $2.8 million and increased product manufacturing costs of $1.0 million. Increased product manufacturing costs were primarily associated with scaling our manufacturing process to launch the TRUEresult and TRUE2go biosensor systems. As a percentage of net sales, cost of sales increased to 40.3% for the nine months ended September 30, 2008, as compared to 38.9% for the same period in 2007. This 1.4% increase was due primarily to decreases in average selling prices which contributed 1.8%, increased product manufacturing costs which contributed 1.1% and increased managed care and other rebates which contributed 0.7%. These increases were partially offset by an increase in the strip to meter ratio which contributed 2.2%.
Gross profit increased $2.4 million, or 4.6%, to $56.1 million for the nine months ended September 30, 2008, as compared to $53.7 million for the same period in 2007. The increase is due to higher sales volume of $9.5 million, partially offset by lower average selling prices of $4.4 million, increased managed care rebates of $1.1 million, increased product manufacturing costs of $1.0 million and increased sales returns of $0.6 million. As a percentage of net sales, gross profit decreased to 59.7% for the nine months ended September 30, 2008, as compared to 61.1% for the same period in 2007, due primarily to the items noted above.
Selling, general and administrative expenses increased $3.8 million, or 10.9%, to $39.0 million for the nine months ended September 30, 2008, as compared to $35.1 million for the same period in 2007. The increase is primarily due to an increase of $2.6 million in salaries and benefits associated with additional sales and marketing and administrative personnel, higher sales and marketing costs of $2.1 million related primarily to increased advertising and promotions, including new product launch costs for TRUEresult and TRUE2go, increased stock-based compensation of $0.5 million and $0.5 million in other general and administrative expenses associated with supporting the continued growth of our operations. These costs were partially offset by reduced overall legal costs of $1.1 million associated with the settlement of the Roche litigation and other corporate matters and a $0.7 million decrease associated with other professional fees. As a percentage of net sales, selling, general and administrative expenses increased to 41.4% for the nine months ended September 30, 2008, as compared to 40.0% for the same period in 2007, primarily due to increased costs described above.
Research and development expenses increased $0.3 million, or 4.9%, to $6.8 million for the nine months ended September 30, 2008, as compared to $6.5 million for the same period in 2007. The increase is primarily due to increased personnel related costs. As a percentage of net sales, research and development costs decreased slightly to 7.3% of sales for the nine months ended September 30, 2008, as compared to 7.4% for the same period in 2007. The decrease was due to increased net sales as noted above.
Insurance settlement income of $0.5 million for the nine months ended September 30, 2007 related to a settlement with our director’s and officer’s insurance carrier in connection with litigation brought by Leonard Brandt in 2001 against us and two of our principal shareholders. Our share of the settlement consideration was $0.2 million and the remaining $0.3 million was paid directly to the two principal shareholders. During the nine months ended September 30, 2007, we recorded a reduction to operating expenses of $0.5 million and a distribution of capital of $0.3 million.

Operating income was $10.3 million, or 11.0% of net sales, for the nine months ended September 30, 2008 as compared to $12.5 million, or 14.2% of net sales, for the same period in 2007. The decrease was due to increased cost of sales and operating expenses, partially offset by increased net sales, as noted above.
Interest income was $0.8 million for the nine months ended September 30, 2008 as compared to $1.2 million for the same period in 2007. Interest income consists primarily of earnings on cash balances on hand during the period. The decrease in interest income is primarily associated with transferring certain cash balances into lower pre-tax yielding tax exempt money market funds during 2008 in order to maximize after-tax investment returns. There were no borrowings or outstanding amounts under our revolving credit facility at September 30, 2008 and September 30, 2007, respectively.
Other income (expense), net was an expense of $0.5 million for the nine months ended September 30, 2008, as compared to income of approximately $0.1 million for the same period in 2007. The expense during the nine months ended September 30, 2008, is due primarily to foreign exchange losses incurred by the Company’s Taiwan subsidiary due to declines in the value of the U.S. dollar.
Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 25.0% and 30.8%, respectively. The effective rate in 2008 was lower than the statutory federal rate (35%) primarily due to tax benefits related to the settlement of tax uncertainties associated with the completion of audits of our 2003 through 2004 Federal income tax returns by the IRS and the effective settlement of the IRS audit of our 2005 Federal income tax return. The effective rate in 2007 was lower than the statutory federal rate (35%) due primarily to tax credits and disqualifying dispositions on incentive stock options.
Net income was $7.9 million for the nine months ended September 30, 2008 as compared to $9.5 million for the same period in 2007. Diluted net income per common share was $0.42 on weighted average shares of 18.9 million for the nine months ended September 30, 2008, as compared to $0.48 on weighted average shares of 19.7 million for the same period in 2007.
Liquidity and capital resources
At September 30, 2008, we had approximately $34.1 million of cash and cash equivalents on hand, no debt outstanding and $10.0 million of capacity under our revolving line of credit. Our primary capital requirements are to fund capital expenditures. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
In March 2008, we amended our credit facility by increasing the amount available under an unsecured revolving line of credit from $7.0 million to $10.0 million and extended the maturity date to April 30, 2009 (“Amended Credit Facility”). At September 30, 2008, there was no outstanding balance under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at the LIBOR plus 0.5%. Our Amended Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase shares other than those authorized under the common stock repurchase program and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to total tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Amended Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Amended Credit Facility at September 30, 2008.
In August 2007, our Board of Directors authorized a Common Stock Repurchase Program, authorizing us to repurchase up to $5.0 million of our common stock. In March 2008, our Board of Director’s authorized the repurchase of an additional $5.0 million of our common stock. As of September 30, 2008, we have repurchased approximately 906,000 shares at a cost of approximately $9.6 million. During the three and nine months ended September 30, 2008, we have repurchased approximately 321,000 shares and 623,000 shares at a cost of approximately $2.8 million and $5.1 million, respectively. In October 2008, the Company completed its $10.0 million Common Stock Repurchase Program by purchasing 37,000 shares at a cost of approximately $0.4 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.

Cash flows provided by operating activities were $13.9 million and $9.3 million for the nine months ended September 30, 2007 and September 30, 2008, respectively. The decrease in cash provided by operating activities was due primarily to increased accounts receivable associated with increased 2008 sales volumes and continued investment in inventory associated with the launch of our new products.
Cash flows used in investing activities were $6.6 million and $3.9 million for the nine months ended September 30, 2007 and 2008, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for our new TRUEresult and TRUE2go blood glucose monitoring systems and additional manufacturing equipment used on our existing biosensor test strip manufacturing line. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support our current demand. In order to meet the expected long term demand for these products, our board of directors has approved a significant test strip manufacturing expansion plan. We expect to spend $16 million to $18 million over the next 13 to 15 months on custom manufacturing equipment and facility improvements. To date, we have entered into purchase commitments totaling approximately $14 million for equipment under this expansion. We believe this new equipment will be fully operational in early 2010. We expect our full year 2008 capital expenditures to be in the range of $14 million to $15 million, including $7 million related to the expansion.
Cash flows used in financing activities were $1.0 million and $3.9 million for the nine months ended September 30, 2007 and 2008, respectively. Amounts consisted primarily of cash used for purchases of common stock under our Common Stock Repurchase Program, noted above, partially offset by proceeds received from the exercise of options.
We expect that funds generated from operations, our current cash on hand and funds available under the Amended Credit Facility, will be sufficient to finance our working capital requirements, fund capital expenditures and meet our contractual obligations for at least the next twelve months.
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
Item 3. Quantitative and qualitative disclosures about market risk
Our Amended Credit Facility is subject to market risk and interest rate changes. The borrowings under the Amended Credit Facility bear interest at LIBOR plus 0.5%. At September 30, 2008, we did not have any borrowings outstanding under the Credit Facility.
Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars. Therefore, our reported consolidated results of operations and consolidated financial condition are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the relevant period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income (loss). For each of the three and nine months ended September 30, 2008 and 2007,we estimate that a 10.0% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $0.2 million, respectively.

In April 2008, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million to reduce exposure of foreign currency fluctuations on transactions with it’s foreign subsidiary in Taiwan. The NDF contract matures in February 2009. At September 30, 2008, the fair value of the NDF is estimated to be a liability of approximately $225,000. Fair value of the NDF is estimated based on observable inputs for the current NDF forward rates for similar contracts. We estimate that a 10.0% increase or decrease in the NDF forward would increase or decrease our net income by approximately $0.2 million, offsetting the impact of foreign currency market risk described above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We received approximately $35.1 million in net proceeds from the offering after underwriting discounts and offering expenses. These proceeds were used as follows:
•	$10.4 million to redeem all outstanding shares of our Series F Preferred Stock;

•	$2.0 million to repay outstanding indebtedness to Wachovia Bank N.A.; and

•	$4.8 million for manufacturing equipment for new product development ($0.3 million and $1.2 million during the three and nine months ended September 30, 2008, respectively).
The remaining $17.9 million of the net proceeds to us from our initial public offering, have been or will be used for working capital and general corporate purposes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 9, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to $5 million of its common stock. On March 13, 2008, the Company announced that its Board of Directors had authorized an additional $5.0 million share repurchase program (collectively, the “Common Stock Repurchase Program”). As of September 30, 2008, the Company has repurchased approximately 906,000 shares of its common stock at a cost of approximately $9.6 million. During the three months ended September 30, 2008, the Company repurchased approximately 321,000 shares at a cost of approximately $2.8 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
ISSUER PURCHASES OF EQUITY SECURITIES

				Appropriate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price Paid	Part of the	Purchased Under the
Period	Shares purchased	Per Share	Repurchase Program	Repurchase Program
July 1, 2008 to July 31, 2008	149,819	$8.28	149,819	$1,926,713
August 1, 2008 to August 31, 2008	129,650	$8.98	129,650	$758,006
September 1, 2008 to September 30, 2008	41,864	$9.38	41,864	$363,984

Total at September 30, 2008	321,333	$8.71	321,333

Item 6. Exhibits
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.
Date: November 7, 2008	By:	/s/ J. RICHARD DAMRON, JR.
J. Richard Damron, Jr.
President and Chief Executive Officer (principal executive officer) and Director

Date: November 7, 2008	By:	/s/ RONALD L. RUBIN
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