Form 10-K
period 2008-12-31
HOME DIAGNOSTICS INC
filed 2009-03-12
CIK 884909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company. (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates was $63.9 million based on the last sales price of the Registrant’s common stock reported on the NASDAQ Global Market on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 9.4 million shares held by directors, officers and affiliates as of June 30, 2008. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 8, 2009, there were 17,264,895 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the Registrant’s 2009 Annual Meeting of Stockholders to be held on June 2, 2009, to be filed subsequently with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

In this Annual Report, “HDI,” or the “Company,” “we,” “us” and “our” refer to Home Diagnostics, Inc., and our wholly owned subsidiaries. Statements we make in this Annual Report that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading “Cautionary Statement Concerning Forward-Looking Statements and Risk Factors” following Item 1 of Part I of this Annual Report. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as those discussed elsewhere in this Annual Report. “TRUEtrack®,” “Sidekick®,” “Prestige IQ®,” “Gentle Draw®,” “TRUEreadtm,” “TRUEresulttm,” “TRUE2gotm“and “TRUEtesttm” are our trademarks. Other product, service and company names mentioned in this Annual Report are the service marks or trademarks of their respective owners.

Item 1.	Business

Overview

We are a developer, manufacturer and marketer of blood glucose monitoring systems and disposable supplies for people with diabetes worldwide. Our blood glucose monitoring systems are high quality products with performance and features that are comparable to or better than our competitors’ products at substantially lower prices. We partner with leading food and drug retailers, mass merchandisers, distributors, mail service providers and third-party payors in the United States and internationally to deliver our products to people with diabetes. We market our products under our own brands, including TRUEresult, TRUE2go, TRUEtest, TRUEtrack, Sidekick, TRUEread, Prestige IQ, and under a co-branded format through which we add our customers’ store brand name to our brand name products. Our co-branding strategy creates substantial value for our partners, providing increased customer awareness of their brands. As a result of these benefits, our distribution partners are motivated to invest in the success of our products in their stores and within their distribution channels through promotion and advertising and attractive product placement in retail locations. We also market our products to managed care organizations including health plans and pharmacy benefits managers (PBMs) for inclusion on formularies, which are lists of approved products from which the insured or member and their physicians can choose, and granting of “preferred product” status by health plans. Co-branding also provides advantages with formulary access, as it is our brand name that appears on formularies, enabling us to leverage our national retail distribution without listing each product separately under the name of each of our co-brand partners.

For financial information about our company, refer to our consolidated financial statements in Part II “Item 8 Financial Statements and Supplementary Data” of this report.

Market opportunity

Diabetes

Diabetes is a chronic life-threatening disease for which there is no known cure. The disease is caused by the body’s inability to produce or effectively utilize the insulin hormone. This inability prevents the body from adequately regulating blood glucose levels. According to the International Diabetes Federation, more than 246 million people worldwide are estimated to have diabetes. This population is expected to grow significantly with increasing overall life expectancy, worsening diet trends, increasingly sedentary lifestyles and growing incidence of obesity. The World Health Organization, or WHO, estimates that the number of people with diabetes will reach 360 million worldwide by the year 2030. In the United States, The American Diabetes Association (ADA) estimates that in 2007 nearly 23.6 million people, or about 8% of the population, had diabetes, and about 17.9 million, or 76% of the total diabetic population, were diagnosed.

Diabetes is typically classified as Type 1 or Type 2. Type 1 diabetes is characterized by near-complete absence of insulin secretion by the body. It is frequently diagnosed during childhood or adolescence. Individuals with Type 1 diabetes require daily insulin injections or insulin pump therapy to survive. The ADA estimates that in the United States between 5-10% of people diagnosed with diabetes were Type 1 in 2007.

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

Importance of managing diabetes through blood glucose monitoring

The goal of intensive blood glucose management is to achieve near-normal blood glucose levels without risking hypoglycemia (low blood sugar level). The ADA recommends that people with Type 1 diabetes test their glucose levels three or more times per day. The American Academy of Family Physicians recommends that people with Type 2 diabetes who are insulin dependent test as frequently as people with Type 1 diabetes. However, people with Type 2 diabetes who are not insulin dependent typically test less often. Recent guidelines, including those published by the ADA, suggest more frequent testing for patients with Type 2 diabetes.

Managing diabetes can be frustrating and difficult. A range of factors can make diabetes overwhelming for patients and their families, including time spent managing the disease, swings in blood sugar and their effects on the patient’s feeling of well being, and fear of hypoglycemia. Effective diabetes management begins with frequent blood glucose measurements, which enable people with diabetes to avoid some of the debilitating effects stemming from either hypoglycemia or hyperglycemia (high blood sugar level). Blood sugar levels in people with diabetes tend to fluctuate from very high levels to very low levels over the course of a day, affected by carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin on the body. These variations in blood glucose levels can be frequent, unpredictable and unsettling, and frequent blood glucose monitoring and management is required to maintain a patient’s health.

For people with diabetes, the administration of additional insulin, or oral medication, or ingestion of additional carbohydrates is required throughout the day to maintain blood glucose within normal ranges. A normal range is nearly impossible to maintain for a Type 1 diabetic without multiple daily injections or the use of an insulin pump.

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

Unique distribution model.  We market our products under our own brands and in a co-branded format, in partnership with major food and drug retailers, mass merchandisers, distributors and mail service providers. We believe that our co-branded format provides our partners with an attractive opportunity to generate increased customer awareness of their brands that appear on our products. As a result of the added benefits of the co-branded format, we believe our partners have a significant incentive to invest in the success of our products in their stores and within their distribution networks. Our co-branding partners capitalize on these benefits through promotion and advertising and attractive product placement in retail locations. We also focus on marketing the benefits of our systems to third-party payors for inclusion of our products on their formularies on an exclusive or preferred basis. Third-party payors play an important role in influencing which blood glucose monitoring systems many people with diabetes buy.

Best Category Value.  We market our high-quality blood glucose monitoring systems at prices that are substantially lower than those of our principal competitors. For example, in retail pharmacies in the United States, our starter kits are sold at prices ranging from $9.99 to $39.99, and our 50 count vials of test strips at prices ranging from $29.99 to $39.99. This represents a substantial discount to the prices of our principal competitors, who sell their starting kits at prices ranging from $19.99 to $79.99, and their 50 count vials of test strips at prices ranging from $57.99 to $64.99.

Supply Chain Agility.  Our technology utilizes automation and robotics to reduce manufacturing costs and cycle time. This technology provides a competitive advantage facilitating fast packaging turnaround for our co-brand partners.

We are able to provide our best value solution primarily due to our distribution strategy, which allows us to benefit from our partners’ significant marketing investments. Our cost structure and manufacturing efficiency enable us to provide our distribution partners with a more profitable alternative than that offered by our competitors, and helps us maintain attractive operating margins.

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

In 2008, we launched our new blood glucose test strip platform called TRUEtest. TRUEtest strips utilize our proprietary on-strip coding technology that automatically calibrates with our TRUEresult and TRUE2go blood glucose meters. Our TRUEresult meter offers advanced performance features, while TRUE2go is the world’s smallest monitor for on-the-go testing giving people with diabetes the ability to choose the meter that best fits their needs. The new on-strip coding technology of TRUEtest strips eliminates the need for users to code their TRUEresult and TRUE2go meters with each new box of test strips. This enhancement reduces the risk of inaccurate glucose results caused by miscoding or failure to change the code when a new box of test strips is used.

Exploit our distribution strategy.  Our distribution strategy provides our customers with the opportunity to offer technologically advanced blood glucose monitoring systems at lower prices under our brands or in a co-branded format. Because of the attractive profitability and branding opportunity that our products provide, our retailer customers are motivated to allocate shelf space for our products comparable to that allocated to those of our major competitors, reducing our required marketing investments. We have developed co-branding partnerships with most major retailers and distributors in the United States, as well as with important retailers and distributors internationally. We plan to continue demonstrating the value that our products represent for our customers to help us drive continued growth of our business.

Establish ourselves as a preferred provider for third-party payors.  While managed care organizations are not our direct customers, they play a very important role in the selection of blood glucose monitoring systems for their members. Our efforts with managed care organizations have focused on demonstrating how our products can provide substantial cost savings within third-party payors’ networks while maintaining the highest quality of patient care. We have multiple formulary contracts with pharmacy benefits managers, managed care organizations and with important state Medicaid formularies. Our market presence and attractive solution have enabled us to obtain exclusive and preferred provider status for certain regional health plans.

Increase our penetration of international markets.  We currently market our products internationally through distributors and, in some cases, directly, as in the United Kingdom and Canada. Our partners among international distributors and retailers include Shoppers Drug Mart and Safeway in Canada, Farmacias Ahumadas S.A. (FASA) in Latin America, SuperDrug Stores plc in the United Kingdom, Diabetes Australia New South Wales in Australia, Hemopharm GmbH (a division of STADA AG) in Germany, Med Trust GmbH in Austria and Grace Medical, Inc. in China. Currently, international sales represent only 12.0% of our net sales. We believe that international markets represent a substantial growth opportunity for us, and we are focused on increasing our penetration in these markets.

Our products

We offer blood glucose systems based on both of the following accepted technology platforms: biosensor and photometric. Our state of the art biosensor meter technology measures glucose by using an amperometry method employing a glucose oxidase or glucose dehydrogenize pyrroloquinolinequinone (GDH-PQQ) reaction. The glucose in the sample reacts with chemicals and produces a proportional electrical current. The meter measures the electrical current and calculates the amount of glucose and displays the result. All of our meter systems utilize the biosensor technology with the exception of the Prestige IQ system, which utilizes photometric technology. Photometric meter technology measures blood glucose by using membrane technology that employs a glucose oxidase/peroxidase reaction. The magnitude of the color change produced from this reaction is proportional to the amount of glucose in the blood. The meter uses an optical sensor to read the amount of color produced and displays the corresponding result.

Our systems include proprietary monitors, test strips and control solutions. We have gained efficiencies in the manufacturing of test strips by making meters compatible with specific test strip platforms. We currently have three platforms for our meter systems. Our TRUEtrack, TRUEread and Sidekick products use test strips manufactured on the same test strip platform. Our new TRUE2go and TRUEresult meters are compatible with our TRUEtest strip platform. Our Prestige IQ meter is compatible with the Prestige Smart System test strips.

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

Some of our competitors have introduced systems that have built-in discs or drums that dispense test strips automatically coded to the meter or that do not require coding. The meter of our disposable Sidekick system is pre-calibrated to the test strips included with the system, thus eliminating the need for the user to code the meter.

Our TRUEtest strip platform and corresponding TRUE2go and TRUEresult meters utilize our proprietary no coding technology. Eliminating the coding step simplifies patient education and training by removing the need for the user to remember to perform the coding procedure. Both new meters are compatible with the Company’s new TRUEtest platform of blood glucose test strips featuring the Company’s patent-pending, state-of-the-art GoldSensortm laser accuracy and TRUEfilltm beveled tip. These advanced features ensure highly accurate test results and first test success by allowing for greater sampling precision and consistency.

We believe our monitors demonstrate best-in-class performance specifications, including:

•	no-coding capability;

•	small sample size of between less than 0.5 and 4.0 microliters;

•	rapid result processing speeds from under 4 to 50 seconds;

•	significant test memory of between 50 and 365 tests;

•	alternate testing site functionality (on the forearm); and

•	data management and communications capabilities.

Our biosensor products also feature a unique four-electrode system that both measures the glucose content in blood and indicates when enough blood has been drawn to complete the test.

The following table describes the key features of our current product portfolio.

	TRUEresult	TRUE2go	TRUEtrack	Sidekick	TRUEread	Prestige IQ

Description	Advanced, state-of-the-art, no coding system for fast, easy, accurate testing	World’s smallest blood glucose meter; easily twists on to vial of test strips for convenient on- the-go testing	High-quality technology and state of the art features	All-in-one, disposable blood glucose monitoring system	High-quality technology with basic data management features	Large and easy-to-read display with test strips that are wide and easy to handle
Technology	Biosensor	Biosensor	Biosensor	Biosensor	Biosensor	Photometric
Test strips
Enzyme	GDH PQQ	GDH PQQ	Glucose Oxidase	Glucose Oxidase	Glucose Oxidase	Glucose Oxidase
Sample size requirement	0.5 microliter	0.5 microleter	1 microliter	1 microliter	1 microliter	4 microliters
Alternate site testing	Yes	Yes	Yes	Yes	Yes	No
Sample fill detection	Yes	Yes	Yes	Yes	Yes	No
Set up & coding
Unit options	mg/dL or mmol/L	mg/dL or mmol/L	mg/dL or mmol/L	mg/dL or mmol/L	mg/dL or mmol/L	mg/dL or mmol/L
Date & time	Yes	No	Yes	No	Yes	Yes
Coding	On Strip	On Strip	Code chip	Automatic	Code chip	Button
Data management
Test speed	As fast as 4 seconds	As fast as 4 seconds	10 seconds	Less than 10 seconds	10 seconds	10-50 seconds
Memory	500	99	365 tests	50 tests	200 tests	365 tests
Test averaging	7, 14 & 30 day	No	14 & 30 day	No	No	14 & 30 day
Data communications	Forthcoming	No	Yes	No	Yes	Yes

Blood glucose monitoring systems

TRUEresult.  TRUEresult, which was introduced in September 2008, is a no-coding system that offers state of the art performance and advanced features. One of the challenges for blood glucose testers is the calibration of test strips to the blood glucose monitor being used. Calibration is required to ensure that the monitor provides an accurate reading, but can be time consuming and cumbersome for patients with limited dexterity. We have developed our own proprietary on-strip coding technology, (“TRUEtest on-strip coding technology”) to provide the maximum user convenience and testing accuracy. The TRUEresult monitor uses TRUEtest strips and automatically reads the code and calibrates the system, which reduces the potential for inaccurate readings due to mis-coding. It requires a 0.5 microliter blood sample and yields test results in as fast as four seconds.

TRUE2go.  TRUE2go, which was introduced in September 2008, is the world’s smallest no-coding meter for on-the-go testing. The TRUE2go monitor uses TRUEtest strips and automatically calibrates the system, which makes testing easier and faster for users. TRUE2go requires a blood sample of 0.5 microliters and provides results in as fast as four seconds. The TRUE2go has a 99 test memory and provides alternate site testing

TRUEtrack.  The TRUEtrack blood glucose monitoring system, which was introduced in July 2003, offers one of the largest memory systems on the market, able to store 365 test results. It also has data uploading capability, a large and easy-to-read display and easy-to-handle capillary action test strips. An audible fill detection sensor lets the user know when enough blood has been drawn. Test results are provided in ten seconds, which compares favorably with other leading monitors on the market, which average 10 — 20 seconds or more. It requires only a 1.0 microliter blood sample size and can be used on an alternate testing site.

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

TRUEread.  The TRUEread blood glucose monitoring system was launched in March of 2007. TRUEread has a 1.0 microliter blood sample requirement and provides test results in 10 seconds. In addition, the meter can hold up to 200 tests in its memory and has uploading data management capabilities. An audible fill detection sensor lets the user know when enough blood has been drawn and the system can be used on an alternate test site. TRUEread is exclusively available to Medicare and Medicaid customers in the mail service and distribution channels. TRUEread enables us to align product placement with specific market needs and diversify our product offering to meet market dynamics.

Prestige IQ.  Our Prestige IQ, which was introduced in June 2001, offers a large and easy-to-read display with test strips that are wide and easy to handle. Given its features, the Prestige IQ is ideal for patients with dexterity or visual limitations, two of the most common side effects associated with diabetes. The test strip requires a 4.0 microliter blood sample size. The Prestige IQ offers a 365 test memory and data uploading capabilities. While we continue to support the Prestige line through ongoing customer support and the offering of corresponding strips, we have discontinued the manufacture of the Prestige IQ meter.

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

In addition to our direct sales efforts, we have been able to leverage the sales forces of our domestic distributor customers. Through our top three distributor customers (AmerisourceBergen Corporation, Cardinal Health Inc. and McKesson Corporation (“McKesson”)), we estimate that we gain access to approximately 1,400 sales people in the United States, who promote our products to food and drug retailers and mass merchandisers.

Our marketing team is responsible for product planning and management, advertising and promotion, market research, branding and public relations. Our marketing team is also involved in evaluating business strategies to exploit our competitive position.

Internationally, we sell our products through distributors located in Latin America, Europe, Australia and Asia, and on a direct basis in the United Kingdom and Canada. We sell our products in these markets under our own brands and under our co-branded format. We have multiple international co-branding partnerships, including Shoppers Drugmart in Canada, FASA in Latin America, SuperDrug Stores plc in the United Kingdom, Grace Medical, Inc. in China, Hemopharm GmbH (a division of STADA AG) in Germany, Med Trust GmbH in Austria, and Diabetes Australia New South Wales in Australia. We believe that the international markets represent a significant opportunity for us and are focused on expanding our co-branding and distribution relationships to capitalize on this opportunity.

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

We enter into agreements with certain of our customers from time to time addressing terms of sale, volume discounts, minimum requirements for maintaining exclusivity and the like. However, we do not rely on written agreements to any significant extent, but rather on our relationships with our customers. Most of our sales are made pursuant to purchase orders, and we do not have any agreements that require customers to purchase any minimum amount of our products. We have agreements with certain of our customers that provide for us to be the exclusive private label or co-brand distributor of our products, so long as certain minimum purchase thresholds are met. Generally, these agreements do not require our customers to purchase any minimum amount of our products, but do require them to maintain exclusivity.

Retail pharmacies

Retail pharmacies are the largest sales channel for the blood glucose monitoring market. We currently sell our products in most retail pharmacy chains in the United States. In 2008, we generated approximately $29.1 million of net sales through direct sales to the leading retail pharmacies, in which we sell our products under own brands and in the co-branded format. Retailers are very receptive to the value our products provide, given the attractive profitability and branding opportunity that our products provide. Our leading retail pharmacy customers in the United States include CVS Corporation, Rite Aid Corp. and Walgreen Co., which sell our products in the co-branded formats. In addition, we sell our TRUEtrack and Sidekick products under our own brand name to Walmart.

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

Domestic distributors

Our domestic distributor customers include drug and medical supply wholesalers that sell products to food and drug retailers; durable medical equipment providers; long-term, acute and primary care facilities; and correctional facilities. In 2008, we generated $60.4 million of net sales through direct sales to domestic distributors. To date, we have established relationships with national medical products distributors, including AmerisourceBergen, Cardinal Health, McKesson (including its McKesson Medical Surgical division, which services the long-term care market) and Invacare Corporation, and with regional distributors such as Morris & Dickson Co., LLC and Kinray, Inc. Through our domestic distributors, we sell our products in leading supermarkets and mass merchandisers, including Safeway Inc., Winn-Dixie Stores, Inc. and Kmart, a subsidiary of Sears Holding Corporation.

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

Through our relationships with domestic distributors, we are able to leverage their significant market reach without having to invest significantly in building a sales force. For example, McKesson, the leading domestic distributor, currently has a direct sales force of approximately 900 people focused on retail pharmacies and acute, primary and long-term care centers.

Mail service

Our mail service customers include home care agencies providing comprehensive disease management services. In 2008, we generated approximately $19.3 million of net sales from our mail service customers. The target population of the mail service channel has historically been Medicare participants. We offer our mail service partners the same combination of our branded products and the co-branding formats that we offer our major retail and distributor partners. We currently sell our products through mail service organizations and home care organizations, which supply their customers and patients directly at home, such as Diabetes Care Club, CCS Medical, Liberty Medical Supply, Inc., Lincare Holdings, Inc., and Apria Healthcare Group, Inc.

International

We primarily market our products in international markets through regional distributors, who sell products to regional pharmacies and food mass retailers in their local markets. In the United Kingdom and Canada, we market our products directly to customers. In 2008, we generated $14.8 million of net sales internationally. Some of our retail and distribution partners in the international markets include Shoppers Drug Mart and Safeway in Canada, FASA in Latin America, SuperDrug Stores plc in the United Kingdom, Hemopharm GmbH (a division of STADA AG) in Germany, Med Trust GmbH in Austria, Grace Medical, Inc. in China and Diabetes Australia New South Wales in Australia.

Through our partnerships with international distributors, we are able to leverage their market reach without having to invest significantly in an international sales force.

Managed care strategy

Managed care is an important component of the diabetes management market. Because of the significant impact that managed care organizations can have on the selection of blood glucose monitoring systems, it is important that a company competing in this market achieve coverage penetration with these third-party payors. To obtain coverage, a company must provide managed care organizations, Medicaid or Medicare, with a high quality blood glucose monitoring system that is more cost effective for the insurer. However, quality and cost alone are not sufficient for formulary inclusion by a managed care plan. Given the large memberships of many managed care organizations, they also limit formulary inclusion to those companies and products that have a substantial market presence, to ensure adequate availability of products for their members. Until we achieved broad coverage with our products, we had limited participation in this segment.

Based on the affordability of our products and the strength of our technology, we have been able to generate substantial success with managed care organizations, including Medicaid and Medicare. The combination of our continuously increasing points of distribution and our high-quality, affordable product portfolio has enabled us to win formulary contracts with PBM’s, managed care organizations and important state Medicaid formularies. Our successes and growing recognition have been rewarded further with exclusive or preferred provider status for certain health plans. We plan to continue pursuing such opportunities and believe that our growing installed base will help us to be successful within this market segment.

We are also one of two exclusive providers of diabetes supplies for 340B Programs, which enable qualified entities serving low income and uninsured populations to benefit from group purchasing discounts. We and Bayer Corp. have been named as the two diabetes supply vendors of the Prime Vendor Program (PVP) under Section 340B of the Veterans Health Care Act of 1992. Our contract runs through November 2009 and has allowed us to achieve success with some of the largest 340B participating entities.

Dependence on a limited number of major customers

In the year ended December 31, 2008, our two largest customers, McKesson Corporation (including its McKesson Medical Surgical division) and Walgreen Co., accounted for approximately 15.3% and 12.1%, respectively, of our total net sales. Our principal customers may not continue to purchase our products for competitive or other reasons. The loss of any of our principal customers could have a material adverse effect on our financial condition and results of operations.

Research and development

As of December 31, 2008, our research and development team was comprised of 53 scientists, engineers and associates dedicated to designing, manufacturing, engineering, and assessing the quality of promising new technologies. Our research and development team is exploring new technologies that we believe will broaden our product portfolio or target new markets that we are not currently addressing, enhance our current products and extend our technology into applications outside of diabetes. In addition to our extensive focus on improving our blood glucose monitoring product portfolio through research and development of new technologies, we are also focused on developing new ways to improve our manufacturing processes and technologies. To date, our manufacturing process research and development team has developed advanced systems for high throughput, precision manufacturing processes that significantly lower our cost per unit. These processes further support our strategy of helping people with diabetes better manage their healthcare cost by providing high-quality, high-performance diagnostic products at affordable prices.

Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the years-ended 2008, 2007 and 2006 were $8.6 million, $8.9 million, and $8.2 million, respectively.

Intellectual property

We rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights. Currently, we have 29 issued United States patents, of which 9 are United States design patents. We also have 53 issued foreign patents, bringing our total number of issued patents world-wide to 82. In furtherance of our overall global intellectual property strategy, we have approximately 221 patent applications currently on file. We filed these patent applications in the United States and 20 other countries in Europe, Latin America, Asia and Australia. Our issued patents expire between 2012 and 2025.

Our patents and patent applications seek to protect new technologies developed by us in the blood glucose monitoring industry. These new core technologies include novel methods of fabricating biosensors (or test strips), new chemistry formulations and biosensor materials for superior testing accuracy, novel user features of our blood glucose meter systems and the incorporation of software, which interfaces blood glucose monitors with computers for data management.

Our issued patents and patent applications are directed to, among other things:

•	overall designs of the meters and test strips, including potential variations; and

•	manufacturing processes for the development of the Prestige IQ, TRUEtrack, Sidekick, TRUEtest, TRUEresult and TRUE2go systems.

We also register trademarks for each of our products. Currently, we have 70 registered trademarks in the United States, Canada, Europe and Latin America. We also have approximately 119 pending trademark applications currently on file.

Sources and Availability of Raw Materials

With the exception of certain of our components, which are sourced from sole source vendors, we are not necessarily dependent on any one vendor for our components and raw materials. Although we believe we can secure other suppliers should the need arise, we would expect that the deterioration or cessation of any relationship would have a temporarily adverse effect, until new relationships are satisfactorily in place.

Manufacturing facilities and capacities

We have two manufacturing facilities, one located in Fort Lauderdale, Florida, and another Hsinchu City, Taiwan. Our Fort Lauderdale facility contains highly automated test strip and packaging equipment. Our Hsinchu City facility, which assembles our meters runs on a semi automated platform. We have verified and validated our manufacturing processes, as required by the FDA’s Quality System Regulation, and maintain rigorous quality controls

We assemble our monitors in our Taiwan facility, and label, assemble, perform quality control testing and shipment of our blood glucose monitoring systems in our Fort Lauderdale facility. We also manufacture, test and package our blood glucose and ketone test strips at our facility in Fort Lauderdale. In the third quarter of 2008, we installed and validated approximately $14 million of custom manufacturing equipment associated with manufacturing test strips for our TRUEtest platform.

In August 2008, our Board of Directors approved a significant expansion plan to spend approximately $16 million to $18 million on additional TRUEtest custom manufacturing equipment and facility improvements, in order to meet the expected long term demand for these products. For a more detailed discussion, see Liquidity and Capital resources.

Competition

The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. Our competitors include Bayer Corp., LifeScan, Inc., a division of Johnson & Johnson, the MediSense, Inc. and TheraSense, Inc. divisions of Abbott Laboratories, and Roche Ltd. These competitors’ products, like ours, use a meter and disposable test strips to test blood obtained by pricking the finger or, in some cases, the forearm.

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

In addition, other companies are developing or marketing continuous blood glucose testing devices and technologies that could compete with our devices. To date, the FDA has approved several continuous monitors or sensors. Diabetic patients using these systems are still required to calibrate with finger-stick measurements to ensure reliable operation. Although the introduction of these continuous blood glucose testing devices could adversely affect our business, no device has yet been approved by the FDA, or, to our knowledge, developed as a replacement to the finger-stick testing method.

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

Similarly, the Federal Prohibition against Physician Self-referral Law (commonly referred to the “Stark”) prohibits a physician (or an immediate family member) who has a financial relationship with an entity from making a referral to that entity for furnishing a designated health service (DHS) for which Medicare or Medicaid would otherwise pay. Noncompliance with these federal laws can result in exclusion from Medicare, Medicaid, or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations. We exercise care to structure our arrangements with healthcare providers to comply with the relevant federal anti-kickback laws and believe our current arrangements comply with applicable laws.

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

Health and safety matters

Our facilities and operations are also governed by laws and regulations, including the federal Occupational Safety and Health Act, or OSHA, relating to worker health and workplace safety. As an example, the OSHA has issued the Hazard Communication Standard, or HCS, requiring employers to identify the chemical hazards at their facilities and to educate employees about these hazards. HCS applies to all private-sector employers, including the medical device industry. HCS requires that employers assess their chemical hazards, obtain and maintain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. We believe that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at our facilities and that we operate in substantial compliance with all OSHA regulations.

Employees

As of December 31, 2008, we employed 571 people worldwide, of which approximately 281 were engaged in manufacturing, 53 in research and development, 128 in sales, marketing and distribution and 109 in general and administrative activities. We believe that our relationships with our employees are good. None of our employment arrangements are subject to collective bargaining arrangements.

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

In addition, various statements that this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1— “Business,” Item 2 — “Properties” and Item 3 — “Legal Proceedings” in Part I of this report and in Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

Risks Related To Our Business

Current economic conditions and instability in the financial markets could negatively impact our business.

Our operations are impacted by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding the price of raw materials and the capital markets. A lower level of economic activity may result in a decline in demand for our products, which may adversely affect our liquidity, results of operations and future growth.

We operate in a highly competitive market. We face competition from large, well established medical device manufacturers with significant resources and from low-cost producers, predominantly in Asia, and we may not be able to compete effectively.

The market for blood glucose monitoring devices is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete directly with Bayer Corp., LifeScan, Inc., a division of Johnson & Johnson, the MediSense, Inc. and TheraSense, Inc. subsidiaries of Abbott Laboratories, and Roche Ltd. These competitors’ products, like ours, use a meter and disposable test strips to test blood obtained by pricking the finger or alternative blood sampling sites such as the forearm. Collectively, these companies currently account for approximately 90% of the blood glucose monitoring market, according to Frost & Sullivan, a nationally recognized market research firm. The companies marketing these competing devices are publicly traded companies or divisions of publicly traded companies, and have access to significantly greater resources than we do, which could prevent us from competing effectively against them.

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

Food and Drug Administration, or FDA, approval of a continuous glucose monitor or sensor, especially by one of our competitors, that provides accurate real-time data without the need to perform confirmatory finger-stick measurements, could have a material adverse effect on our net sales and future profitability. To date, the FDA has approved, for limited applications, several continuous monitors or sensors. None of these products are FDA approved for use as a substitute for finger-stick blood glucose testing. Diabetic patients using these continuous monitoring systems are still required to perform finger-stick measurements of glucose levels to calibrate or confirm readings. Although the introduction of these continuous blood glucose testing devices could adversely affect our business, no device has yet been approved or, to our knowledge, developed as a replacement to the finger-stick testing method.

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

Although we believe that none of our competitors have adopted a co-branding strategy similar to ours, there is no legal or regulatory impediment to their doing so. Therefore, one or more of our competitors may offer our current customers their own co-branded products as an alternative to our products. Any successful effort by them to replicate our marketing strategy could have an adverse effect on our business.

If we fail to develop new products or if the pace of our product development fails to keep up with that of our competitors, our net sales and future profitability could be adversely affected.

We are currently developing new products and enhancements to our current products. Development of these products requires additional research and development expenditures. Marketing of these products will require FDA and international regulatory clearances and/or approvals. We may not be successful in developing, manufacturing or marketing these new products. Furthermore, if our pace of product development fails to keep up with that of our competitors, many of which have substantially greater resources than us, our net sales and future profitability could be adversely affected.

Our inability to adequately protect our intellectual property could allow our competitors and others to manufacture and market products based on our patented or proprietary technology and other intellectual property rights, which could substantially impair our ability to compete.

Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark laws and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us. Despite our efforts to safeguard our intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other proprietary information. Our inability to adequately protect our intellectual property could allow our competitors and others to manufacture and market products based on our patented or proprietary technology or other intellectual property rights, which could substantially impair our ability to compete.

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

On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) in ten of the largest Metropolitan Statistical Areas (MSAs) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (i.e. test strips and lancets used with blood glucose monitors). On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) was enacted. This new law has delayed the Medicare DMEPOS Competitive Bidding Program for 18 to 24 months. The new law also mandated a 9.5% reduction in Medicare reimbursement for DMEPOS, including diabetic supplies obtained via mail order arrangements, effective January 1, 2009. In a January 16, 2009 Interim Final Rule, CMS further delayed implementation of the program to “allow Department officials the opportunity for further review of the issues discussed in the rule.” To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.

A significant disruption by certain of our vendors could have a material adverse effect on our production output, net sales and overall financial performance.

We rely upon certain vendors to supply certain parts for our products on a sole source basis. Some of our arrangements with these vendors are not on a contractual basis and can be terminated by either party with no advance notice. Although we have identified alternative vendors for a majority of the parts supplied by these sole source vendors, if there is a sudden termination, we may not be able to qualify these alternative vendors under the FDA’s Quality System Regulation in sufficient time to prevent a disruption in production output. Such a disruption could have a material adverse effect on our production output, net sales, and overall financial performance.

If our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.

We have made a significant investment in custom manufacturing equipment to produce our blood glucose monitoring systems, including our TRUEtest platform launched in September 2008. We continue to scale our manufacturing operations to meet current and future demand. During the installation and qualification process we experienced a combination of challenges that have negatively impacted the scaling of our manufacturing operation that resulted in lower than expected yields and increased scrap costs. We have focused significant effort on improvement programs in this new manufacturing operation, intended to improve quality, yields and throughput, as well as reduce cycle time. In order to meet long term demand for our products, our Board has approved an expansion plan, which will include the purchase of additional manufacturing equipment and a facilities expansion.

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

Certain third-party payors are currently classifying our Sidekick disposable blood glucose monitoring system as a meter, rather than as test strips. Since third-party payors generally will reimburse for a new meter only once every year or two, these classifications could have an adverse effect on our ability to grow sales of our Sidekick system. We have persuaded some third-party payors and state Medicaid programs to reclassify our products for test strip reimbursement, which allows for the reimbursement of recurring purchases consistent with standard test strip reimbursement frequencies. However, we cannot be certain that our efforts to obtain additional coverage will be successful in the future.

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

If our operations are found to be in violation of any of these federal, state, or local laws and regulations or the other governmental regulations which govern our activities, we may be subject to the applicable penalties associated with the violation, including civil and criminal penalties, damages, fines, or curtailment of our operations, which, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of these laws and regulations is increased by the fact that many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

For the year ended December 31, 2008, we derived approximately 27.4% of our total net sales from two customers. The loss of either of those customers could have a material adverse effect on our financial condition and results of operations.

In the year ended December 31, 2008, our two largest customers, McKesson Corporation (including its McKesson Medical Surgical division) and Walgreen Co., accounted for approximately 15.3% and 12.1%, respectively, of our total net sales. Our principal customers may not continue to purchase our products for competitive or other reasons. The loss of any of our principal customers could have a material adverse effect on our financial condition and results of operations.

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

The success of our business is highly dependent upon the services, efforts and abilities of our officers and key employees. Our business could be materially and adversely affected by the loss of any of these individuals. We do not maintain key man life insurance on the lives of any of our executive officers or key employees.

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

Our debt agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	create additional liens;

•	repurchase more than $5.5 million per year of our capital stock other than pursuant to employee compensation plans; and

•	participate in a change of control of the Company.

The FDA has expressed concern over the use of blood glucose monitoring systems that use test strips with the GDH-PQQ enzyme. Failure to resolve the FDA’s concerns could materially harm our business.

The Food and Drug Administration (FDA) has requested meetings with manufacturers, including us, of blood glucose monitoring systems to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. Our TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, we modified our labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, we were asked to work with the FDA to develop a plan that addresses these concerns and further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by the FDA, may limit the distribution of these products and/or require additional labeling and educational materials, may require that a different type of enzyme be utilized in these product, or may require the withdrawal of these products from the market. We are developing a risk mitigation plan to review with the FDA at the end of March 2009. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable and/or asset impairment charges may be necessary. An unfavorable outcome in this matter could have a material adverse effect on our financial position, liquidity and results of operations.

If we fail to obtain or maintain necessary FDA clearances or approvals for products, or if approvals are delayed, we will be unable to commercially distribute and market our products in the United States.

Our products are subject to extensive regulation in the United States and in foreign countries where we do business. Unless an exemption applies, each device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from four to twelve months from the date the application is complete, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. New product introductions require 501(k) clearance prior to commercialization. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is complete or even longer. However, achieving a completed application is a process that may take numerous clinical trials and require the filing of amendments over time. Delays in obtaining clearance or approval could adversely affect our revenues and profitability.

Modification to our marketed devices may require new 510(k) clearances or premarket approvals or that requires us to cease marketing or recall the modified devices until these clearances are obtained.

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

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the Quality System Regulation through announced or unannounced inspections. If we or one of our suppliers fail a Quality System inspection, or if our corrective action plan is not sufficient, our operations could be disrupted and our manufacturing delayed. If we fail to take adequate corrective action in response to any FDA observations, we could face various enforcement actions, which could include a shut-down of our manufacturing operations and a recall of our products, which would cause our product sales and profitability to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements. However, all components received from our suppliers undergo some level of inspection to assure that these components meet our established requirements as necessary to assure product quality.

Risks related to our Common Stock

We are controlled by our officers and directors and one large non-management stockholder.

As of March 1, 2009, our officers and directors and Judy Salem, individually our largest non-management stockholder, beneficially owned approximately 36.2% of our outstanding common stock. Accordingly, they may be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentration makes it unlikely that any other holder of our common stock will be able to affect our management or direction. These factors may also have the effect of delaying or preventing a change in the management or voting control of HDI.

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

We lease approximately 130,000 square feet of office and manufacturing space at our principal facility in Fort Lauderdale, Florida under a 180-month lease, expiring February 2013, with monthly payments of approximately $150,000; and approximately 11,000 square feet of warehouse space in Fort Lauderdale, Florida, under a 25 month lease, expiring in March 2011, with monthly payments of approximately $8,000. We also lease approximately 20,000 square feet of office space in Fort Lauderdale, Florida under a 60-month lease, expiring April 2012 with monthly payments of approximately $50,000.

We lease approximately 16,000 square feet of manufacturing space at our facility in Hsinchu City, Taiwan, under a 12-month lease, expiring December 2009, with monthly payments of approximately $10,000.

Item 3.	Legal Proceedings

We are involved in certain legal proceedings arising in the ordinary course of business. In our opinion, the outcome of such proceedings will not materially affect our consolidated financial position, results of operations or cash flows. See Note 16 — Commitments and Contingencies.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 8, 2009, 17,264,895 shares of our common stock were outstanding. As of March 8, 2009, the number of holders of record of our common stock was 14,941.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “HDIX”. The following table sets forth, for each of the periods indicated, the high and low sales prices per share on the NASDAQ Global Select Market:

	Low	High

Period
Fiscal Year Ended December 31, 2008
First Quarter	$6.15	$9.60
Second Quarter	$6.81	$9.07
Third Quarter	$7.10	$10.99
Fourth Quarter	$4.41	$10.09
Period
Fiscal Year Ended December 31, 2007
First Quarter	$9.88	$12.71
Second Quarter	$10.16	$11.89
Third Quarter	$7.16	$12.05
Fourth Quarter	$6.18	$10.24

The last reported sales price for our common stock on the NASDAQ Global Select Market on March 8, 2009 was $5.97 per share.

Dividends

We have not declared or paid any dividends on our common stock to date. The payment of dividends is within the discretion of our Board of Directors. Our Board of Directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the Board of Directors declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, no equity securities of the Company were sold by us that were not registered under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about HDI’s common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members or the board of directors under all of our existing equity compensation plans:

Number of Shares of
Common Stock
Remaining Available for
Future Issuance under
	Number of Shares of		Equity
	Common Stock to be	Weighted-Average	Compensation Plans
	Issued upon Exercise of	Exercise Price per Share	(Excluding Shares
Plan Category	Outstanding Options	of Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,146,334 (1)	$5.93	914,005 (2)

(1)	Includes 303,221 shares of common stock issuable upon the exercise of options that were outstanding under our 1992 Stock Option Plan, 1,204,448 shares of common stock issuable upon the exercise of options that were outstanding under our 2002 Stock Option Plan, 1, 085,995 shares of common stock issuable that were outstanding under our 2006 Equity Incentive Plan, and 552,670 shares of common stock issuable upon the exercise of outstanding options that were granted other than pursuant to such plans, the terms of which are substantially similar to those of such plans, in each case, as of December 31, 2008.

(2)	Represents the difference between the number of shares of our common stock issuable under our 2006 Equity Incentive Plan, and the number of shares of our common stock issued under such plans and options as of December 31, 2008, which consist of options to acquire 1,085,995 shares of common stock (net of forfeitures).

Issuer Purchase of Equity Securities

During the three months ended December 31, 2008, we purchased 37,198 shares of our common stock at an approximate cost of $0.4 million, under a $5,000,000 repurchase program (the “Common Stock Repurchase Program”) approved by our Board in March 2008, which completed our previously announced stock repurchase program. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.

				Approximate Dollar
				Value of Shares
			Total Number	that May
			of Shares	Yet Be Purchased
	Total Number	Average Price	Purchased as Part of	Under
	of Shares	Paid per	the Repurchase	the Repurchase
Period	Purchased	Share	Program	Program

October 1, 2008 to October 31, 2008	37,198	$9.75	37,198	$0
November 1, 2008 to November 30, 2008	—	—	—	$0
December 1, 2008 to December 31, 2008	—	—	—	$0

Total at December 31, 2008	37,198	$9.75	37,198

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

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*
Among Home Diagnostics, Inc, The NASDAQ Composite Index
And The Russell 3000 Index

*	$100 invested on 9/21/06 in stock & 8/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

Year End	September 21, 2006	December 31, 2008
HDIX	100	39.41

Peer Index	100	86.78

NASDAQ	100	70.67

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

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except for per share data)

Consolidated statement of operations data:
Net sales	$85,082	$100,165	$112,628	$115,601	$123,582
Cost of sales	35,570	41,149	44,287	45,555	52,345

Gross profit	49,512	59,016	68,341	70,046	71,237

Operating expenses:
Selling, general and administrative(1)	29,021	37,259	42,603	46,827	51,448
Research and development	5,713	6,526	8,230	8,928	8,635
Litigation settlement, net of recoveries	5,000	—	3,000	3,050	—

Total operating expenses	39,734	43,785	53,833	58,805	60,083

Income from operations	9,778	15,231	14,508	11,241	11,154
Change in fair value of warrant put option	1,075	2,803	(59)	—	—
Interest expense (income), net	4,658	712	(167)	(1,656)	(1,002)
Other expense (income)	387	(198)	44	(119)	447

Income before income taxes	3,658	11,914	14,690	13,016	11,709
Provision for income taxes	1,692	5,982	4,381	3,388	2,065

Net income	$1,966	$5,932	$10,309	$9,628	$9,644

Per share data:
Net income per common share:
Basic	$0.14	$0.43	$0.70	$0.54	$0.54

Diluted	$0.14	$0.39	$0.59	$0.49	$0.51

Weighted-average shares used in computing net income per common share:
Basic	13,815	13,740	14,811	17,953	17,707

Diluted	14,061	15,078	17,373	19,574	18,751

	Years Ended December 31,
	2004	2005	2006	2007	2008

Consolidated balance sheet data:
Cash and cash equivalents	$6,939	$3,483	$26,487	$32,696	$30,367
Working capital	13,843	9,364	42,401	46,161	44,005
Total assets	81,018	85,615	117,676	130,251	141,340
Long-term debt, less current portion	10,250	1,250	—	—	—
Mandatorily redeemable preferred stock	1,153	1,152	—	—	—
Total stockholders’ equity	42,332	49,146	97,113	106,099	112,066

(1)	Includes stock-based compensation expense of $12,882 in 2004, $1.6 million in 2005, $1.2 million in 2006, $1.1 million in 2007, and $1.3 million in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our products in the following distribution channels:

•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International — the international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors primarily in Latin America, Germany, Australia, and China.

Our net sales by channel were as follows for the years indicated:

	Years Ended December 31,
	2006		2007		2008
	(In thousands)

Retail	$25,118	22.3%	$25,959	22.5%	$29,073	23.5%
Domestic distribution*	61,199	54.3%	58,546	50.6%	60,433	48.9%
Mail service*	14,988	13.3%	16,570	14.3%	19,274	15.6%
International	11,323	10.1%	14,526	12.6%	14,802	12.0%

	$112,628	100%	$115,601	100%	$123,582	100%

*	Certain 2006 and 2007 sales have been reclassified to confirm to current year presentation

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

Our gross margins over the past three years have been in the range of 58% to 61%. We strive to maximize our installed base of monitors to drive future sales of our test strips. Monitors, which are sold individually or in a starter kit with a sample of 10 test strips and other supplies, are typically sold at or below cost. It is also common for us to provide monitors free of charge in support of managed care initiatives and other market opportunities. Test strip sales are a significant driver of our overall gross margins. We measure our operating performance in many ways, including the ratio of test strips to monitors sold in a given period. Our gross margins are affected by several factors, including manufacturing costs, the ratio of test strips to monitors, free monitor distributions and product pricing. Our gross margins can be negatively impacted by new product introductions as we invest to build an installed base of users for our systems. This is due to several factors, including free or discounted monitors, lower ratio of test strip to monitor sales and cost inefficiencies during scale up of manufacturing. We expect the recent launch of our new no-code meter systems to continue to have a negative impact on our gross margins in 2009 as we continue to build an installed base of users.

Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer and technical service, finance and administrative expenses and stock-based compensation expenses. We have been involved in patent related litigation concerning certain of our products. Our legal costs (excluding litigation settlements), which were 3.4%, 2.2% and 1.1% of net sales in 2006, 2007 and 2008, respectively, can be significant, and the timing difficult to predict. Our selling, general and administrative expenses have increased for costs associated with being a publicly traded company, including accounting and auditing, legal, insurance, director compensation, Sarbanes-Oxley compliance and other costs. In addition, our SG&A has increased due to marketing cost associated with the launch of new products.

We have made significant investments in our research and development initiatives. Our research and development costs have generally been in the range of 7.0% to 8.0% of our net sales and include salaries and related costs for our scientists and staff as well as costs for clinical studies, materials, consulting and other third-party services. Our research and development team is working to develop new technologies that we believe will broaden our product portfolio and enhance our current products.

Results of operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Years Ended December 31,
	2006		2007		2008
	(In thousands, except for per share data)

Net sales	$112,628	100.0%	$115,601	100.0%	$123,582	100.0%
Cost of sales	44,287	39.3%	45,555	39.4%	52,345	42.4%

Gross profit	68,341	60.7%	70,046	60.6%	71,237	57.6%

Operating expenses:
Selling, general and administrative	42,603	37.8%	46,827	40.5%	51,448	41.6%
Research and development	8,230	7.3%	8,928	7.7%	8,635	7.0%
Litigation settlement, net of recoveries	3,000	2.7%	3,050	2.7%	—	0.0%

Total operating expenses	53,833	47.8%	58,805	50.9%	60,083	48.6%

Income from operations	14,508	12.9%	11,241	9.7%	11,154	9.0%

Change in fair value of warrant put option	(59)	(0.0)%	—	0.0%	—	0.0%
Interest income, net	(167)	(0.1)%	(1,656)	(1.4)%	(1,002)	(0.8)%
Other expense (income), net	44	0.0%	(119)	(0.1)%	447	0.4%

Income before income taxes	14,690	13.0%	13,016	11.3%	11,709	9.4%

Provision for income taxes	4,381	3.8%	3,388	3.0%	2,065	1.7%

Net income	$10,309	9.2%	$9,628	8.3%	$9,644	7.7%

Year ended December 31, 2008 as compared to year ended December 31, 2007

Net sales increased $8.0 million, or 6.9%, to $123.6 million for the year ended December 31, 2008, as compared to $115.6 million in 2007. The increase was due to higher sales volume of approximately $16.8 million, or 14.5%, partially offset by lower average selling prices of $7.4 million, or 6.4%, and increased managed care and other rebates of $1.4 million, or 1.2%. The increased volume of $16.8 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $22.7 million, partially offset by a decrease in our photometric system and other sales of approximately $5.9 million. The decrease in our average selling prices of $7.4 million was primarily due to price compression and volume based test strip pricing incentives within our mail service and domestic distribution channel. The increase in managed care rebates was due primarily to increased utilization within the third-party payor environment of our products.

Cost of sales increased $6.8 million, or 14.9%, to $52.3 million for the year ended December 31, 2008, as compared to $45.6 million for the same period in 2007. This $6.8 million increase was driven primarily by increased sales volume of $5.3 million and increased product manufacturing costs of $1.5 million. Increased product manufacturing costs were primarily associated with scaling our manufacturing process to launch the TRUEresult and TRUE2go biosensor systems as well as higher scrap and other costs related to our other biosensor test strip products. As a percentage of net sales, cost of sales increased to 42.4% for the year ended December 31, 2008, as compared to 39.4% for the same period in 2007. This 3.0% increase was due primarily to decreases in average selling prices which contributed 2.4%, increased product manufacturing costs which contributed 1.2% and increased managed care and other rebates which contributed 0.4%, offset by increases in the strip to meter ratio which contributed 1.0%.

Gross profit increased $1.2 million, or 1.7%, to $71.2 million for the year ended December 31, 2008, as compared to $70.0 million in 2007. The increase is due to higher sales volume of $11.5 million, partially offset by lower average selling prices of $7.4 million, increased product manufacturing costs of $1.5 million and increased managed care and other rebates of $1.4 million. As a percentage of net sales, gross profit decreased to 57.6% for the year ended December 31, 2008, as compared to 60.6% in 2007. The decrease in gross profit percentage is due to the increase in cost of sales as a percentage of net sales, as noted above.

Selling, general and administrative expenses increased $4.6 million, or 9.9%, to $51.4 million for the year ended December 31, 2008, as compared to $46.8 million in 2007. The increase is primarily due to an increase of $3.4 million in salaries and benefits related to increased sales and marketing and administrative personnel and higher sales and marketing costs of $3.2 million related primarily to increased advertising and promotions, including new product launch costs for TRUEresult and TRUE2go. These increases were partially offset by reduced overall legal costs of $1.1 million associated with the settlement of the Roche litigation and other corporate matters and a $1.1 million decrease associated with other professional fees. As a percentage of net sales, selling, general and administrative expenses increased to 41.6% as compared to 40.5% for the years ended December 31, 2008 and 2007, respectively. This increase was primarily due to higher salaries and benefits and higher sales and marketing costs partially offset by decreased legal and other professional fees, as described above.

Research and development expenses decreased $0.3 million, or 3.3%, to $8.6 million for the year ended December 31, 2008, as compared to $8.9 million in 2007. As a percentage of net sales, research and development costs were 7.0%, as compared to 7.7% for the years ended December 31, 2008 and 2007 respectively.

Litigation settlement expenses, net of recoveries were $3.0 million in 2007, primarily related to a $3.5 million patent litigation settlement with Roche, partially offset by $0.5 million in insurance proceeds relating to a recovery of losses incurred in the Brandt matter, which was settled in December 2006 (see note 16).

Operating income was $11.2 million, for each of the years ended December 31, 2008 and 2007 respectively. Operating income as a percentage of net sales decreased to 9.0% for the year ended December 31, 2008, as compared to 9.7% in 2007. The decrease in operating income as a percentage of sales was due to increased cost of sales and operating expenses, partially offset by overall sales growth, noted above.

Interest income was $1.0 million for the year ended December 31, 2008 as compared to $1.7 million for the same period in 2007. Interest income consists primarily of earnings on cash balances on hand during the period. The decrease is primarily due to transferring certain cash balances into lower pre-tax yielding tax exempt money market funds in order to maximize after tax investment returns and overall lower interest rates resulting in reduced interest income. There were no borrowings or outstanding amounts under our revolving credit facility at December 31, 2008 and December 31, 2007, respectively. See Liquidity and Capital Resources below.

Our effective tax rate for the years ended December 31, 2008 and 2007 was 17.7% and 26.0%, respectively. The effective tax rate for year ended December 31, 2008 was lower than the statutory federal rate (35%), primarily due to the reversal of previously accrued taxes resulting from the favorable resolution of various tax matters with the Internal Revenue Service and the reversal of certain tax contingencies for which the statute of limitations expired in 2008, which contributed to 8.5% of the decrease; and the research and development tax credit, which contributed to 4.5% of the decrease. The effective tax rate for the year ended December 31, 2007 was lower than the statutory federal rate (35%), primarily due to research and development tax credits, which contributed to 4.6% of the decrease and disqualifying dispositions on incentive stock options, which contributed to 3.2% of the decrease.

Net income was $9.6 million for each of the years ended December 31, 2008 and 2007. Litigation settlements reduced net income by $1.8 million, net of income taxes, for the year ended December 31, 2007.

Diluted net income per common share was $0.51 on weighted average shares of 18.8 million for the year ended December 31, 2008, as compared to $0.49 on weighted average shares of approximately 19.6 million in 2007.

Year ended December 31, 2007 as compared to year ended December 31, 2006

Net sales increased $3.0 million, or 2.6%, to $115.6 million for the year ended December 31, 2007, as compared to $112.6 million in 2006. The increase was due to higher sales volume of $6.8 million, or 6.0%, partially offset by lower average selling prices of $2.5 million, or 2.2%, and increased managed care and other rebates of $1.3 million, or 1.2%. The increased volume of $6.8 million reflects the continued trend of increased distribution of our biosensor systems totaling approximately $17.5 million, partially offset by a decrease in our photometric system and other sales of approximately $10.7 million. The decrease in our average selling prices of $2.5 million was primarily due to a shift in our revenue mix driven by increased international and mail service volume and shifts in customer and product mix within our domestic distribution channel. The increase in managed care rebates was due primarily to increased awareness and acceptance within the third-party payor environment of our products.

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

The adjustment to the fair value of the Warrant Put Option through our September 2006 the initial public offering (“IPO”) resulted in income of $58,700 for the year ended December 31, 2006.

Interest income increased from $0.2 million for the year ended December 31, 2006 to $1.7 million for the year ended December 31, 2007. The increase of $1.5 million was due to interest earned on higher average cash balances during the year ended December 31, 2007, as compared to 2006, related primarily to the net proceeds from the IPO and cash generated from operations. See “Liquidity and Capital Resources” below.

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

Liquidity and capital resources

On December 31, 2008, we had approximately $30.4 million of cash and cash equivalents on hand and $10.0 million of capacity under our unsecured revolving line of credit. Our primary capital requirements are to fund capital expenditures and fund common stock repurchases under our Board of Directors approved Common Stock Repurchase Program, as described below. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.

Under our Fifth Amended and Restated Revolving Credit Agreement (the “Credit Facility”), we have a $10.0 million unsecured revolving line of credit (the “Revolver”) which matures on April 30, 2009. At December 31, 2008, there was no outstanding balance under the Revolver. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate or LIBOR plus 0.5%. Our Credit Facility contains a financial covenant and other covenants that restrict our ability to, among other things, incur liens, repurchase greater than $5.5 million of our common stock any calendar year and participate in a change in control. Our financial covenant requires us to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default under our Credit Facility. We believe we were in compliance with the financial covenant and other restrictions applicable to us under the Credit Facility at December 31, 2008.

In 2008, the Company completed two Board of Directors approved Common Stock Repurchase Programs (the “Common Stock Repurchase Program”) by repurchasing approximately 1.2 million shares of its common stock at an aggregate cost of $10.0 million, since August 2007. During the year ended December 31, 2008, the Company repurchased approximately 660,000 shares at a cost of approximately $5.5 million. During the year ended December 31, 2007, the Company repurchased approximately 505,000 shares at a cost of approximately $4.5 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions. In December 2008, the Company’s Board of Directors authorized the Company under a new repurchase program to purchase $5.0 million of its common stock. Purchases under this program began in January 2009. As of March 8, 2009, the Company repurchased 317,000 shares at a cost of approximately $2.0 million.

Cash flows provided by operating activities were approximately $11.1 million, $16.5 million and $15.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. The decrease in cash provided by operating activities in 2008 as compared to 2007 was due to the continued investment in inventory associated with the launch of our new TRUEresult and TRUE2Go biosensor systems.

Cash flows used in investing activities were approximately $8.6 million, $8.7 million and $13.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. These amounts consist primarily of capital expenditures including manufacturing equipment for our new TRUEtest strip platform which was launched in September 2008, deposits related to our expansion described below and additional manufacturing equipment used on our existing biosensor test strip manufacturing line. In order to meet the expected long term demand for our new TRUEtest platform, our Board of Directors, in August 2008 approved a plan to expand capacity. The expansion is expected to cost approximately $16 million to $18 million for custom manufacturing equipment and facility improvements, of which $7.1 million was spent in 2008. We have open purchase commitments totaling approximately $9.3 million for this expansion. We believe this new equipment will be fully operational in early 2010. We expect our full year 2009 capital expenditures to be in the range of $16 million to $19 million, including approximately $11 million related to the expansion.

Cash flows provided by (used in) financing activities were $20.0 million, ($1.6) million and ($4.2) million for the years ended December 31, 2006, 2007 and 2008, respectively. Cash flows used in financing activities in 2008 include $5.5 million used to repurchase shares of our common stock under our $10.0 million Common Stock Repurchase Program, offset by proceeds of $1.0 million from the exercise of stock options. Cash flows used in financing activities in 2007 include $4.5 million used to repurchase shares of our common stock under our Common Stock Repurchase Program , offset by proceeds of $3.0 million from the exercise of stock options. Cash flows provided by financing activities in 2006 include IPO proceeds of $35.1 million, offset by payments to redeem our preferred stock of $10.4 million and debt repayments of $5.1 million. At December 31, 2007 and 2008, there was no outstanding balance under the Revolver.

On September 26, 2006, we completed an IPO of 6,599,487 shares of common stock at a price of $12.00 per share, 3,300,000 of which were sold by us and the remainder by selling stockholders. We received net proceeds after underwriting discounts and offering expenses of approximately $35.1 million. We used $10.4 million of the net proceeds of the offering to redeem all the Series F Preferred Stock outstanding, $2.0 million to repay outstanding indebtedness and $4.8 million for manufacturing equipment for new product development. The redemption of the preferred stock resulted in a dividend charge to stockholders’ equity of $9.2 million. In addition, the holder of a warrant to purchase our common stock exercised its registration rights and exchanged the warrant for 614,303 shares of common stock. These shares were sold at $12 per share in connection with the IPO for a total of $7.4 million which is reflected in stockholders’ equity at December 31, 2006. On October 2, 2006, the underwriters on our IPO, exercised their over-allotment option to purchase 989,923 additional shares of common stock from certain selling stockholders at the public offering price of $12 per share. We did not issue any new shares of common stock or receive any proceeds from the sale of the over-allotment shares.

We expect that funds generated from operations, our current cash on hand and funds available under our revolving line of credit, which expires in April 2009 and is expected to be renewed at maturity, will be sufficient to finance our working capital requirements, fund capital expenditures, and meet our contractual obligations for at least the next twelve months.

Contractual obligations

At December 31, 2008, we had the following contractual obligations and commitments:

	Payments Due
		Less than
Obligation(1)	Total	1 year	1-3 years	4-5 years	Thereafter
	(In thousands)

Operating leases	$10,587	$2,669	$5,091	$2,827	$—
Purchase obligations	9,324	9,324	—	—	—
Future pension benefit payments	406	1	13	81	311

	$20,317	$11,994	$5,104	$2,908	$311

(1)	Amounts exclude certain income tax contingencies of approximately $0.7 million for which the timing of payments is not determinable.

Off-balance sheet arrangements

At December 31, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

We arrange with certain of our customers upfront cash payments to secure the right to distribute through those customers. We capitalize these payments, provided the payments are supported by a time or volume based arrangement with a retailer, and amortize the associated payment over the appropriate time or volume based term of the arrangement.

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

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. In determining the fair value, we utilize discounted future cash flows. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth; (ii) estimated average cost of capital; and (iii) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. The test for goodwill impairment requires significant estimates and judgment about future performance, cash flows and fair value. Our future results could be affected if our estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2008 and no impairment charge resulted.

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

We account for income tax uncertainties under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense.

As of December 31, 2008, we had unrecognized tax benefits of $0.6 million. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by an immaterial amount within the next twelve months resulting from the expiration of the statute of limitations of certain tax years.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We do not expect the adoption of SFAS 141(R)to have a material effect on our future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our future results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material effect on our future results of operations or financial position.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). This FSP clarifies the definition of fair value by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. The guidance in FSP FAS 157-3 was effective immediately upon issuance on Oct. 10, 2008, including prior periods for which financial statements have not been issued. Our fair value measurements are based upon Level 1 and Level 2 observable inputs and therefore the adoption of FSP FAS 157-3 did not impact our results of operations or financial position.

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

Our Credit Facility is subject to market risk and interest rate changes. The Revolver under the Credit Facility bears interest at LIBOR plus 0.50%. At December 31, 2008, we did not have any borrowings outstanding under our Revolver.

Certain of our operations are domiciled outside the U.S., and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars. Therefore, our reported consolidated results of operations and consolidated financial condition are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income. For the years ended December 31, 2008 and 2007, we estimate that a 10% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $0.3 million respectively. In April 2008, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million to reduce exposure of foreign currency fluctuations on transactions with it’s foreign subsidiary in Taiwan. The NDF contract matures in February 2009. At December 31, 2008, the fair value of the NDF is estimated to be a liability of approximately $0.3 million. Fair value of the NDF is estimated based on observable inputs for the current NDF forward rates for similar contracts. We estimate that a 10.0% increase or decrease in the NDF forward would increase or decrease our net income by approximately $0.2 million, offsetting the impact of foreign currency market risk described above.

Item 8.	Financial Statements and Supplementary Data

HOME DIAGNOSTICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of
Home Diagnostics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and other comprehensive income and of cash flows present fairly, in all material respects, the financial position of Home Diagnostics, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 10, 2009

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2008

	December 31,	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$32,695,803	$30,366,785
Accounts receivable, net	18,313,519	18,698,486
Inventory	12,379,668	17,131,156
Prepaid expenses and other current assets	1,013,025	1,683,658
Income taxes receivable	1,241,171	1,082,423
Deferred tax asset	4,669,774	4,316,688

Total current assets	70,312,960	73,279,196
Property and equipment, net	22,560,335	31,547,776
Goodwill	35,573,462	35,573,462
Other intangible assets, net	660,776	363,245
Deferred tax asset	1,004,638	439,865
Other assets, net	138,866	136,157

Total assets	$130,251,037	$141,339,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,103,535	$7,746,180
Accrued liabilities	18,048,079	21,527,560

Total current liabilities	24,151,614	29,273,740

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 17,878,691 and 17,482,144 shares issued and outstanding at December 31, 2007 and 2008, respectively	178,787	174,822
Additional paid-in capital	95,017,973	94,033,346
Retained earnings	10,858,415	18,568,582
Accumulated other comprehensive income (loss)	44,248	(710,789)

Total stockholders’ equity	106,099,423	112,065,961

Total liabilities and stockholders’ equity	$130,251,037	$141,339,701

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2006, 2007 and 2008

	2006	2007	2008

Net sales	$112,628,368	$115,601,256	$123,582,443
Cost of sales	44,287,167	45,555,532	52,344,998

Gross profit	68,341,201	70,045,724	71,237,445

Operating expenses
Selling, general and administrative (including stock- based compensation expense of $1,176,627 in 2006 $1,146,984 in 2007 and $1,294,348 in 2008)	42,603,110	46,826,377	51,448,324
Research and development	8,229,913	8,927,969	8,635,081
Litigation settlement, net of recoveries	3,000,000	3,050,000	—

Total operating expenses	53,833,023	58,804,346	60,083,405

Income from operations	14,508,178	11,241,378	11,154,040
Other income (expense)
Change in fair value of warrant put option	58,700	—	—
Interest income, net	167,153	1,655,580	1,002,181
Other income (expense), net	(44,262)	119,510	(447,411)

Total other income	181,591	1,775,090	554,770

Income before provision for income taxes	14,689,769	13,016,468	11,708,810
Provision for income taxes	(4,380,340)	(3,388,460)	(2,064,372)

Net income	$10,309,429	$9,628,008	$9,644,438

Earnings per common share:
Basic	$0.70	$0.54	$0.54

Diluted	$0.59	$0.49	$0.51

Weighted average shares used in computing earnings per common share:
Basic	14,811,424	17,953,336	17,707,484

Diluted	17,373,401	19,574,305	18,751,483

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Years Ended December 31, 2006, 2007 and 2008

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other		Total
	Number of		Paid-in	(Accumulated	comprehensive	Treasury	Stockholders’
	shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity

Balance at December 31, 2005	14,708,212	$147,082	$49,252,021	$435,394	$(224,531)	$(464,262)	$49,145,704
Stock-based compensation expense	—	—	1,176,627	—	—	—	1,176,627
Exchange of warrant put option	614,303	6,143	7,365,501	—	—	—	7,371,644
Issuance of common stock, net	3,300,000	33,000	35,072,684	—	—	—	35,105,684
Issuance of common shares in distribution of deferred compensation obligation	22,418	224	228,116	—	—	—	228,340
Redemption of mandatorily redeemable preferred stock	—	—	(1,515,243)	(7,703,797)	—	—	(9,219,040)
Stock options and warrants exercised, including tax benefit of $91,829	98,431	984	340,513	—	—	—	341,497
Deemed contribution from stockholders	—	—	2,400,000	—	—	—	2,400,000
Treasury stock retired	(1,045,673)	(10,456)	(353,156)	(100,650)	—	464,262	—

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	446,149	—	446,149
Net income	—	—	—	10,309,429	—	—	10,309,429

Total comprehensive income	—	—	—	—	—	—	10,755,578

Adoption of SFAS No. 158, net of tax	—	—	—	—	(193,411)	—	(193,411)

Balance at December 31, 2006	17,697,691	176,977	93,967,063	2,940,376	28,207	—	97,112,623
Stock-based compensation expense	—	—	1,146,984	—	—	—	1,146,984
Cumulative effect of change in accounting for uncertanities in income taxes (Note 14)	—	—	—	89,282	—	—	89,282
Deemed capital distribution to stockholders	—	—	(300,000)	—	—	—	(300,000)
Stock options and warrants exercised, including tax benefit of $719,219	686,068	6,861	2,906,192	—	—	—	2,913,053
Repurchases of common stock	(505,068)	(5,051)	(2,702,266)	(1,799,251)	—	—	(4,506,568)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	16,041	—	16,041
Net income	—	—	—	9,628,008	—	—	9,628,008

Total comprehensive income	—	—	—	—	—	—	9,644,049

Balance at December 31, 2007	17,878,691	178,787	95,017,973	10,858,415	44,248	—	106,099,423
Stock-based compensation expense	—	—	1,294,349	—	—	—	1,294,349
Stock options exercised, including tax benefit of $280,074	263,176	2,632	1,273,585	—	—	—	1,276,217
Repurchases of common stock	(659,723)	(6,597)	(3,552,561)	(1,934,271)	—	—	(5,493,429)

Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(553,173)	—	(553,173)
Net change in pension liability					(201,864)		(201,864)
Net income	—	—	—	9,644,438	—	—	9,644,438

Total comprehensive income	—	—	—	—	—	—	8,889,401

Balance at December 31, 2008	17,482,144	$174,822	$94,033,346	$18,568,582	$(710,789)	$—	$112,065,961

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2007 and 2008

	2006	2007	2008

Cash flows from operating activities
Net income	$10,309,429	$9,628,008	$9,644,438
Adjustments to reconcile net income to net cash provided by operations Depreciation and amortization	4,403,977	3,936,175	4,360,439
Amortization of deferred financing and costs	65,026	8,626	—
Loss on asset disposal	54,892	41,446	106,909
Bad debt expense	89,448	48,263	30,000
Non-cash impact of insurance proceeds	—	(300,000)	—
Deferred income taxes	(2,079,086)	(690,724)	917,859
Change in fair value of warrant put option	(58,700)	—	—
Stock-based compensation expense	1,176,627	1,146,984	1,294,349
Change in pension liability	—	—	(201,864)
Accrual of litigation settlement	3,000,000	—	—
Changes in assets and liabilities:
Accounts receivable	(4,792,446)	(1,351,311)	(409,312)
Inventories	2,589,580	8,812	(4,796,280)
Prepaid expenses and other current and non-current assets	(447,420)	(103,742)	(673,446)
Income taxes receivable and curreny income taxes payable	(3,364,936)	987,845	158,748
Accounts payable	(1,061,529)	(99,195)	1,642,646
Accrued liabilities	1,250,764	3,197,018	3,387,702

Net cash provided by operating activities	11,135,626	16,458,205	15,462,188

Cash flows from investing activities
Capital expenditures	(8,573,154)	(8,668,474)	(13,075,691)

Net cash used in investing activities	(8,573,154)	(8,668,474)	(13,075,691)

Cash flows from financing activities
Repayment of term loans and notes payable	(3,749,866)	—	—
Repayment of notes payable to related party	(1,300,000)	—	—
Payment of debt financing costs	(4,700)	(4,317)	—
Redemption of mandatorily redeemable preferred stock	(10,371,420)	—	—
Proceeds from issuance of common stock	35,105,684	—	—
Proceeds from exercise of stock options	249,668	2,193,837	996,143
Excess tax benefits from stock-based compensation expense	91,829	719,219	280,074
Repurchases of common stock	—	(4,506,568)	(5,493,429)

Net cash provided by (used in) financing activities	20,021,195	(1,597,829)	(4,217,212)

Effect of exchange rate changes on cash and cash equivalents	420,072	16,738	(498,303)

Net increase (decrease) in cash and cash equivalents	23,003,739	6,208,640	(2,329,018)
Cash and cash equivalents
Beginning of year	3,483,424	26,487,163	32,695,803

End of year	$26,487,163	$32,695,803	$30,366,785

Supplemental cash flows disclosures:
Cash paid during the year for:
Interest	$223,238	$—	$—

Income taxes	$9,916,191	$2,750,441	$3,355,872

Non-cash operating and financing activities:
Deemed capital contribution from (distribution to) shareholders	$2,400,000	$—	$—

Issuance of common shares in distribution of deferred compensation obligation	$228,340	$—	$—

Exchange of warrant put option	$7,371,644	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consists principally of demand deposits with high credit quality financial institutions and amounts on deposit in money market funds. The Company holds a majority of its cash and cash equivalents with two financial institutions. Although at certain times these depository investments may exceed government insured depository limits, the Company has evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. The Company has not experienced any losses on these deposits.

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

	2006	2007	2008

Balance at beginning of year	$438,363	$305,819	$281,937
Bad debt expense	89,448	48,263	31,189
Less: Write-offs, net of recoveries	(221,992)	(72,145)	(130,298)

Balance at end of year	$305,819	$281,937	$182,828

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

Equipment not yet placed in service at December 31, 2008, primarily consisted of deposits for custom manufacturing equipment for a Board of Directors approved test strip manufacturing expansion plan. The Company expects to spend approximately $16 to $18 million, under the plan, as it continues to scale up its TRUEtest strip manufacturing operations to meet expected long term demand for these products. These assets are expected to have an estimated useful life of 7-8 years. Depreciation expense on these assets will commence once the assets are substantially complete, ready for their intended use and when the Company begins to produce inventory ready for sale. Substantially complete and ready for use is at the point in which the asset has been received, installed and validated. The Company believes this new equipment will be fully operational in early 2010.

Equipment not yet placed in service at December 31, 2007, primarily consisted of expenditures for custom manufacturing equipment. During the three months ended September 30, 2008, the Company received FDA 510(k) clearance for it’s TRUEresult and TRUE2go testing systems, had substantially completed the installation and validation of the custom manufacturing equipment, and had begun to produce inventory ready for sale. The total cost of approximately $14.0 million related to these assets were placed into service and depreciation commenced during the three months ended September 30, 2008. These assets have an estimated useful life of 7 years, except for certain equipment as noted in Note 4.

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-lived assets and other intangible assets

The Company reviews long-lived and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset or other intangible asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived and intangible assets or whether the remaining balance of long-lived or intangible assets should be evaluated for possible impairment. Intangible assets that have finite useful lives are amortized using either a straight-line method over their estimated useful lives or on an accelerated basis, based on annual cash flows associated with the particular intangible asset. Except for the impairment of certain equipment discussed in Note 4, the Company does not believe that there were any other indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2007 or 2008.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. The Company periodically evaluates the acquisition of its businesses for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of its business. The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually, unless an event occurs which triggers the need for an earlier review. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tested goodwill for impairment by comparing the fair

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

value of the reporting unit with its carrying amount, including goodwill. In determining the fair value, the Company utilized discounted future cash flows. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth; (ii) estimated average cost of capital; and (iii) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. The test for goodwill impairment requires significant estimates and judgment about future performance, cash flows and fair value. The Company’s future results could be affected if its estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. The Company completed its annual test at December 31, 2007 and 2008, utilizing a discounted cash flow analysis and no impairment was identified as a result of this test.

Product warranties

The Company warrants its products for various periods against defects in material or workmanship. The Company records a provision for product warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The product warranty liability is included within accrued liabilities in the accompanying consolidated balance sheets and was $0.2 million at each of the periods ending December 31, 2006, 2007 and 2008, respectively. The warranty provision charged (credited) to warranty expense was $(0.1) million, $0.1 million, and zero, for each of the years ended December 31, 2006, 2007 and 2008, respectively.

Derivatives

The Company does not hold or issue derivative instruments for trading purposes. All derivative instruments are recognized at their fair value. In April 2008, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million to reduce exposure of foreign currency fluctuations on transactions with it’s foreign subsidiary in Taiwan. The NDF contract matures in February 2009. At December 31, 2008, the fair value of the NDF is estimated to be a liability of approximately $0.3 million. Fair value of the NDF is estimated based on observable inputs for the current NDF forward rates for similar contracts. See Note 12.

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

As noted above, in April 2008, the Company entered into an NDF contract to reduce exposure of foreign currency fluctuations on transactions with its foreign subsidiary in Taiwan. At December 31, 2008, the fair value of the NDF is estimated to be a liability of approximately $0.3 million. Net market value adjustments have been recorded in other income (expense).

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

The Company accepts product returns primarily due to the expiration of product life. Revenue is recorded net of an allowance for estimated returns. Sales returns are generally estimated and recorded based on an analysis of historical sales and returns information, analyzing the actual return date of the product as compared to the original date of sale of the product. The Company has estimated based on historical return experience that a reserve is required for future returns covering the prior 18 to 24 months of sales, driven primarily by the 18 to 24 month expiration of the Company’s test strip products. Products that exhibit unusual sales or return patterns due to dating or other matters are specifically identified and analyzed as part of accounting for the sales return provision (See Note 6).

The sales returns reserve consisted of the following at December 31:

	2006	2007	2008

Balance at beginning of year	$6,206,847	$5,588,068	$5,385,361
Provision charged to net sales	2,496,605	2,558,205	2,615,821
Less: Product returns	(3,115,384)	(2,760,912)	(3,372,126)

Balance at end of year	$5,588,068	$5,385,361	$4,629,056

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

The managed care reserve consisted of the following at December 31:

	2006	2007	2008

Balance at beginning of year	$515,504	$944,866	$2,337,155
Provision charged to net sales	1,649,702	2,773,404	3,895,000
Less: Payments	(1,220,340)	(1,381,115)	(3,500,275)

Balance at end of year	$944,866	$2,337,155	$2,731,880

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expense, included in selling, general and administrative expenses, for the years ended December 31, 2006, 2007 and 2008 was approximately $2.1 million, $2.4 million and $4.5 million, respectively.

Shipping and handling costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $1.9 million, $1.8 million and $2.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Amounts billed to customers for shipping and handling are recorded as revenue and were not significant for the years ended December 31, 2006, 2007 and 2008.

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

Certain employee stock options are accounted for as variable stock options due to a repricing in 2001. At December 31, 2008, the Company had approximately 80,000 variable stock options with exercise prices of $2.99. For these options, a non-cash charge representing the excess of the estimated fair market value or quoted market price of the underlying common stock at the end of each reporting period over the exercise price is recorded as stock-based compensation until the options are fully exercised. During the years ended December 31, 2006, 2007, and 2008, the Company recorded expense (income) of $0.3 million, $(0.2) million and $(0.3) million, respectively, to selling, general and administrative expense for employee stock-based compensation related to mark-to-market accounting for variable stock options.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the applicable functional currency of the Company or its subsidiaries are included in the results of operations as incurred. For the years ended December 31, 2006, 2007 and 2008, net foreign currency losses of approximately $50,000, $10,000, and $0.6 million respectively, were recognized and included in other income (expense) in the accompanying consolidated statements of operations.

In April 2008, the Company entered into a NDF contract to reduce exposure of foreign currency fluctuations on transactions with its foreign subsidiary in Taiwan. During the year ended December 31, 2008, the Company recorded approximately $0.3 million in net market value losses on this contract, offsetting the impact of foreign currency market risk. Net market value adjustments have been recorded in other income (expense).

Other comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other comprehensive loss for the Company are foreign currency translation adjustments and accumulated pension liability.

Earnings per share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding net of treasury shares during the period presented. Weighted average shares outstanding for 2006 includes 27,800 shares subject to a warrant with a deminimis exercise price of $0.01 per share.

Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period. As described in Note 9, during 2006, the Company accounted for a Warrant Put Option as a liability carried at fair value. The common shares subject to the Warrant Put Option have been included in the computation of diluted earnings per share for the year ended December 31, 2006, because, after considering the effect of the change in fair value of the warrant put option on net income, their effect is dilutive.

Net income applicable to common stock used in calculating diluted net income per share for the year ended December 31, 2006 is as follows:

Net income applicable to common stock	$10,309,429
Change in fair value of the warrant put option	(58,700)

Adjusted net income applicable to common stock	$10,250,729

The following summarizes the weighted average number of common shares outstanding during the years ended December 31, 2006, 2007 and 2008, that were used to calculate the basic earnings per common share as

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

well as the dilutive impact of stock options and warrants, using the treasury stock method, as included in the calculation of diluted weighted average shares:

	Years Ended December 31,
	2006	2007	2008

Weighted average number of common shares outstanding for basic earnings per share	14,811,424	17,953,336	17,707,484
Effect of dilutive securities:
stock options and warrants	2,561,977	1,620,969	1,043,999

Weighted average number of common and common equivalent shares outstanding	17,373,401	19,574,305	18,751,483

At December 31, 2006, 2007, and 2008, the Company had approximately 0.3 million, 0.8 million and 1.2 million options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

Segment reporting

The Company has determined it operates in one segment. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment. Net sales realized from the Company’s subsidiaries domiciled outside of the United States were approximately 2%, 3% and 2% of consolidated net sales for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 15, 2008 with early adoption prohibited. The Company does not expect the the adoption of SFAS 141(R) to have a material effect on its future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on its future results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its future results of operations or financial position.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). This FSP clarifies the definition of fair value by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. The guidance in FSP FAS 157-3 was effective immediately upon issuance on Oct. 10, 2008, including prior periods for which financial statements have not been issued. The Company’s fair value measurements are based upon Level 1 and Level 2 observable inputs and therefore the adoption of FSP FAS 157-3 did not impact its results of operations or financial position.

3.	Inventory

Inventory consists of the following at December 31:

	2007	2008

Raw materials	$7,589,107	$10,059,194
Work-in-process	2,780,096	4,868,764
Finished goods	2,010,465	2,203,198

	$12,379,668	$17,131,156

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	Property and equipment, net

Property and equipment, net consists of the following at December 31:

	2007	2008

Machinery and equipment	$15,931,806	$32,119,057
Leasehold improvements	4,061,227	4,997,859
Furniture, fixtures, and office equipment	3,136,451	4,332,707
Computer software	1,912,733	2,102,246
Equipment not yet placed in service	15,272,616	9,340,174

	40,314,833	52,892,043
Less: Accumulated depreciation and amortization	(17,754,498)	(21,344,267)

	$22,560,335	$31,547,776

Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was approximately $3.6 million, $3.3 million and $4.0 million, respectively. Amortization expense of computer software for the years ended December 31, 2006, 2007 and 2008 was approximately $0.3 million, $0.2 million and $0.1 million, respectively, and accumulated amortization relating to computer software was $1.7 million and $1.8 million at December 31, 2007 and 2008, respectively.

Equipment not yet placed in service at December 31, 2008, primarily consisted of deposits for custom manufacturing equipment related to the scaling up our TRUEtest test strip manufacturing operations. In August 2008, our Board of Directors approved to spend approximately $16 to $18 million on a test strip manufacturing expansion plan meet the expected long term demand for these products. These assets are expected to have an estimated useful life of 7-8 years. Depreciation expense on these assets will commence once the assets are substantially complete, ready for their intended use and we have begun to produce inventory ready for sale. Substantially complete and ready for use is at the point which the asset has been received, installed and validated. The Company believes this new equipment will be fully operational in early 2010.

Equipment not yet placed in service at December 31, 2007, primarily consisted of expenditures for custom manufacturing equipment. During the three months ended September 30, 2008, the Company received FDA 510(k) clearance for it’s TRUEresult and TRUE2go testing systems, had substantially completed the installation and validation of the custom manufacturing equipment, and had begun to produce inventory ready for sale. The total cost of approximately $14.0 million related to these assets were placed into service and depreciation commenced during the three months ended September 30, 2008. The majority of these assets have an estimated useful life of 7 years. Approximately $1.2 million of this equipment will be replaced in 2009 to improve production yields and is being depreciated on an accelerated basis through September 2009.

During the year ended December 31, 2006, the Company recorded an impairment charge of $425,000, included in research and development expense, related to a component of equipment not yet placed into service. The Company modified certain equipment specifications which resulted in impairment.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	Other intangible assets

Other intangible assets consist of the following at December 31:

	2007	2008

Other intangible assets subject to amortization:
Customer relationships	$1,472,954	$1,472,954
Acquired technology	350,000	350,000

	1,822,954	1,822,954
Less: Accumulated amortization:
Customer relationships	(878,845)	(1,109,709)
Acquired technology	(283,333)	(350,000)

Other intangible assets subject to amortization, net	$660,776	$363,245

Customer relationships are amortized over a useful life of six years and acquired technology is amortized over a useful life of three years. Amortization expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2006, 2007 and 2008, amounted to $0.5 million, $0.4 million and $0.3 million, respectively.

Estimated future amortization of other intangible assets based on balances existing at December 31, 2008, is as follows:

Amount

2009	$181,317
2010	142,633
2011	39,295

Total	$363,245

6.	Accrued liabilities

Accrued liabilities consist of the following at December 31:

	2007	2008

Accrued salaries and benefits	$3,975,898	$4,757,671
Sales returns reserve	5,385,361	4,629,056
Accrued customer liabilities	4,030,499	7,782,322
Managed care rebates	2,337,154	2,731,880
Other accrued liabilities	2,319,167	1,626,631

	$18,048,079	$21,527,560

7.	Long-term debt

Credit facility

In March 2008, the Company amended its credit facility by increasing the amount available under its unsecured revolving line of credit from $7.0 million to $10.0 million (“Amended Credit Facility”). The Amended Credit Facility matures on April 30, 2009. At December 31, 2008, there was no outstanding balance. Borrowings bear interest at LIBOR plus 0.5% (0.9% at December 31, 2008). The Amended Credit Facility contains a financial covenant and other covenants that restrict the Company’s ability to, among other things,

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

incur liens, repurchase greater than $5.5 million of its common stock in any calendar year and participate in a change in control. The financial covenant requires the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company believes that it was in compliance with the financial covenant and other restrictions at December 31, 2008.

The Company’s foreign manufacturing subsidiary based in Taiwan has the ability to borrow up to $0.8 million under a foreign line of credit at an annual rate of 3.25%. The foreign subsidiary may use these borrowings for normal operating uses and material purchases. There were no outstanding balances under the line of credit as of December 31, 2007 and 2008.

Promissory notes

In September 2005, the Company issued $3.3 million of Promissory Notes (the “Promissory Notes”) bearing interest at 8% and payable to two related parties. Interest on the Promissory Notes was payable monthly and the principal balance was payable in five monthly installments beginning in October 2005. The Promissory Notes were repaid in full in February 2006.

8.	Warrant put option

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

9.	Mandatorily redeemable preferred stock

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

10.	Stockholders’ equity

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

In 2008, the Company completed two Board of Directors approved Common Stock Repurchase Programs by repurchasing approximately 1.2 million shares of its common stock at an aggregate cost of $10.0 million, since August 2007. During the year ended December 31, 2007, the Company repurchased approximately 505,000 shares at a cost of approximately $4.5 million. During the year ended December 31, 2008, the Company repurchased approximately 660,000 shares at a cost of approximately $5.5 million. All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions. In December 2008, the Company’s Board of Directors authorized the Company, under a new repurchase program, to purchase $5.0 million of its common stock. Purchases under this program began in January 2009. As of March 8, 2009, the Company repurchased 317,000 shares at a cost of approximately $2.0 million.

11.	Stock options and warrants

In July 2006, the Company’s Board of Director’s and stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Two million shares of common stock have been reserved for issuance under the 2006 Plan. The term of each option granted under the 2006 Plan cannot exceed ten years from the date of grant. The 2006 Plan authorizes a range of awards including but not limited to the following: stock options; stock appreciation rights; and restricted stock. Under the 2006 Plan, there are 914,000 options available for grant and 1,086,000 options outstanding at December 31, 2008. The options outstanding had a weighted average exercise price of $9.99. These options generally become exercisable on a pro rata basis over a three-year period from the date of grant.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007, and 2008 is as follows:

		Range of	Weighted Average
	Number of Shares	Exercise Prices	Exercise Prices

Outstanding at December 31, 2006	3,274,756	$2.99 - 12.00	$4.40
Granted	453,400	$8.72 - 11.58	$11.09
Exercised	(658,271)	$2.99 - 4.27	$3.29
Forfeited/Cancelled	(59,478)	$3.85 - 12.00	$10.70

Outstanding at December 31, 2007	3,010,407	$2.99 - 12.00	$5.53
Granted	443,000	$6.85 - 7.88	$7.85
Exercised	(263,176)	$2.99 - 4.27	$3.78
Forfeited/Cancelled	(43,897)	$3.85 - 12.00	$10.32

Outstanding at December 31, 2008	3,146,334	$2.99 - 12.00	$5.93

Exercisable at December 31, 2007	2,270,041	$2.99 - 12.00	$3.97

Exercisable at December 31, 2008	2,395,814	$2.99 - 12.00	$4.88

During the years ended December 31, 2006, 2007 and 2008, the weighted average fair values of options granted were $5.24, $3.73 and $2.72, respectively. The fair value of the grants were estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. The assumptions were as follows:

	Years ended December 31,
	2006	2007	2008

Weighted average expected term of options (using the simplified method in years)	6.0	4.6	4.5
Expected volatility factor (based on peer group volatility)	30%	30%	36%
Expected dividend yield	none	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	4.9%	4.8%	3.2%

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. The Company’s estimated forfeiture rate during the year ended December 31, 2008 was approximately 8%.

At December 31, 2008, there was $1.0 million of unrecognized share-based compensation expense, associated with non-vested stock option grants, subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Stock based compensation expense is expected to be recognized over a weighted-average period of 3 years.

The Company recognized stock based compensation expense of $1.3 million, during the year ended December 31, 2008. Of the $1.3 million, approximately $1.6 million related to stock option compensation

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

expense calculated in accordance with SFAS 123R for stock options granted or modified, partially offset by approximately $0.3 million in income related to the mark-to-market accounting for variable stock options accounted for under APB 25.

The Company recognized stock based compensation expense of $1.1 million, during the year ended December 31, 2007. Of the $1.1 million, approximately $1.3 million related to stock option compensation expense calculated in accordance with SFAS 123R, partially offset by approximately $0.2 million in income related to the mark-to-market accounting for variable stock options accounted for under APB 25.

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

A summary of the Company’s stock options outstanding at December 31, 2008 is as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range Of		Exercise	Contractual		Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price

$2.99 — 3.29	832,491	$3.04	2.46	832,491	$3.04
$3.42 — 3.76	524,040	3.59	4.41	524,038	3.59
$3.85 — 4.49	605,763	3.98	5.50	605,761	3.98
$6.85 — 9.26	442,800	7.87	9.40	4,025	8.79
$9.50 — 12.00	741,240	11.25	8.04	429,499	11.22

	3,146,334	$5.93	5.66	2,395,814	$4.88

The aggregate intrinsic value for both options outstanding and exercisable at December 31, 2008 was $2.9 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the quoted market price of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the quoted market price of the Company’s common stock. The aggregate intrinsic value for options exercised during the year ended December 31, 2008 was approximately $0.3 million.

12.	Fair Value Measurements

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

On January 1, 2008, the Company partially adopted the provisions of SFAS 157. There was no impact to the Company’s financial position or results of operations upon adoption of SFAS 157. The Company has elected to partially defer adoption of SFAS 157 related to our non-financial assets and liabilities in accordance with FASB Staff Position 157-2.

As of December 31, 2008, the Company holds $30.4 million in cash and cash equivalents invested primarily in money market funds which trade at a net asset value (NAV) of $1 per share.

In April 2008, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million to reduce exposure of foreign currency fluctuations on transactions with its foreign subsidiary in Taiwan. The NDF contract matures in February 2009. At December 31, 2008, the fair value of the NDF is estimated to be a liability of approximately $0.3 million. Fair value is estimated based upon Level 2 observable inputs for the current NDF forward rates for similar contracts. During the year ended December 31, 2008, the Company recorded approximately $0.3 million in net market value losses on this contract. Net market value adjustments have been recorded in other income (expense).

13.	Related party transactions

The Company’s Vice Chairman of the Board of Directors, is of counsel to a law firm, which acts as legal counsel to the Company. During the years ended December 31, 2006, 2007, and 2008 the Company paid legal fees to this firm of $0.8 million $0.5 million and $0.3 million, respectively.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

14.	Income taxes

The components of the provision for income taxes for the years ended December 31, are as follows:

	Years Ended December 31,
	2006	2007	2008

Current
Federal	$5,627,006	$3,319,654	$326,341
State	513,001	236,535	299,307
Foreign	319,419	522,996	530,988

	6,459,426	4,079,185	1,156,636

Deferred
Federal	(1,812,015)	(348,400)	1,027,721
State	(125,085)	(47,314)	43,697
Foreign	(141,986)	(295,011)	(163,682)

	(2,079,086)	(690,725)	907,736

Income tax expense	$4,380,340	$3,388,460	$2,064,372

The differences between the effective rate and the U.S. federal income tax statutory rate (35%) are as follows for the years ended December 31:

	Years Ended December 31,
	2006	2007	2008

Tax provision computed at statutory rate	$5,141,419	$4,555,764	$4,090,958
State taxes, net of federal benefit	206,383	156,042	222,953
Non-deductible litigation settlement (insurance recoveries)	840,000	(105,000)
Research and development credit	(1,783,987)	(597,942)	(527,899)
Change in fair value of Warrant Put Option	20,545	—
Stock-based compensation expense	93,525	(410,983)	(86,184)
Change in accruals related to uncertain tax positions	—	211,151	(989,182)
Domestic production activities deduction	(211,921)	(229,450)	(146,223)
Extraterritorial income exclusion	(187,741)	10,663
Meals and entertainment expenses	94,615	110,286	97,576
Tax exempt interest	—	—	(151,353)
Foreign and other tax credits	(20,989)	—	(233,791)
Other	188,491	(312,071)	(212,483)

Total provision for income taxes	$4,380,340	$3,388,460	$2,064,372

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The significant components of deferred tax assets and liabilities are as follows as of December 31:

	2007		2008
	Current	Long-Term	Current	Long-Term

Deferred tax assets
Inventory reserve and Section 263A adjustment	$682,174	$—	$720,601	$—
Reserve for doubtful accounts	103,541	—	66,917	—
Accrued customer warranties and agreements	953,641	—	1,084,754	—
Sales returns accrual	1,997,942	—	1,722,472	—
Accruals not currently deductible	249,341	—	209,275	—
Stock based compensation	—	677,333	—	1,262,869
Accrued vacation pay	216,593	—	271,226	—
Basis difference in fixed assets	—	159,366	—	—
Other	466,542	334,290	241,443	419,692

Total deferred tax asset	4,669,774	1,170,989	4,316,688	1,682,561

Deferred tax liabilities
Basis difference in fixed assets	—	—	—	(994,572)
Basis difference in intangible assets	—	(166,351)	—	(101,709)
Other	—	—	—	(146,415)

Total deferred tax liability	—	(166,351)	—	(1,242,696)

Net deferred tax asset	$4,669,774	$1,004,638	$4,316,688	$439,865

The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance is not necessary at December 31, 2007 or 2008.

Income before the provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2006	2007	2008

United States	$14,036,097	$12,168,561	$10,390,984
Foreign operations	653,672	847,907	1,317,826

	$14,689,769	$13,016,468	$11,708,810

No provision has been made for the years ended December 31, 2006, 2007 and 2008 for U.S. income taxes on the undistributed earnings of the foreign subsidiary since it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time.

During the year ended December 31, 2006, the Company recognized an income tax benefit totaling approximately $1.5 million, related to the recognition of previously unclaimed research and development (“R&D”) tax credits associated with tax years 1998 through 2005. The Company elected to pursue the R&D tax credits in 2006 due to changes in economic circumstances including increased R&D spending to develop new products and to reduce its cash income tax payments which gradually increased since 2003 following the

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

complete utilization of its net operating losses. The Company completed its R&D tax study during the year ended December 31, 2006.

During the first and third quarters of 2008, the Company reached settlements with the IRS with respect to the IRS audits of the tax returns for the years 2003 through 2005. As a result of these settlements, as well as the expiration of certain statutes of limitations, the Company recorded an income tax benefit in 2008 of approximately $1.3 million.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 also resulted in a $0.1 million cumulative effect adjustment to increase retained earnings. At December 31, 2008, the Company had approximately $0.6 million, of total gross unrecognized tax benefits. Under FIN 48, the Company has elected to continue its prior practice of accounting for interest and penalties on unrecognized tax benefits as income tax expense. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows:

	2007	2008

Adjusted balance at January 1	$1,995,289	$2,157,137
Additions for tax positions of current year	222,384	149,950
Reductions for tax positions of prior years	(60,536)	(400,731)
Statute expirations	—	(490,943)
Settlements		(785,132)

Balance at December 31	$2,157,137	$630,281

Included in the balance sheet at December 31, 2008 and 2007 are approximately $0.6 million and $1.7 million, respectively, of unrecognized tax benefits (net of federal benefit) that if recognized, would affect the effective income tax rate in future periods. Total interest recognized in the 2008 Consolidated Statement of Operations and the December 31, 2008 Consolidated Balance Sheet was not material.

The Company has taken positions in Federal income tax returns for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease by an immaterial amount within the next twelve months. The possible decrease could result from the expiration of the statute of limitations on certain years.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, various states, Taiwan, the United Kingdom, Australia and Canada. In the Company’s most significant jurisdiction, the United States, it is no longer subject to IRS examination for periods prior to 2005.

15.	Employee benefit plan

The Company maintains a contributory profit sharing plan (the “Plan”) as defined under Section 401(k) of the U.S. Internal Revenue Code. All employees who meet certain eligibility requirements are able to participate in the Plan. An employee becomes 100% vested with respect to employer contributions after completing two years of service. Discretionary matching contributions are determined by the Company each year. During the years ended December 31, 2006, 2007 and 2008, the Company contributed $0.5 million, $0.5 million and $0.4 million, respectively, to the Plan.

In July 2006, the Company’s Board of Directors adopted a nonqualified deferred compensation plan. The plan is designed to provide participants the opportunity to elect to defer on an annual basis a portion of their base salary, bonus up to a certain amount and/or excess 401(k) deferrals. Contributions to the plan by the participants are made on a pre-tax basis and matching contributions by the Company are discretionary. Deferrals to the plan began in 2007. There were no Company matching contributions in 2007 or 2008. At December 31, 2007 and 2008, the unfunded plan liability was $0.3 million and $0.2 million, respectively.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

ASC, the Company’s wholly owned subsidiary based in Taiwan, has a defined benefit pension and retirement plan in place for all employees with dates of service prior to June 30, 2005. Effective December 31, 2006, the Company adopted SFAS 158. The effect of the adoption of SFAS 158, net of tax on the Company’s consolidated balance sheet as of December 31, 2006 was an increase to the accrued pension liability (included in accrued liabilities in the Company’s consolidated balance sheet) and accumulated other comprehensive income of $193,411 for the year ended December 31, 2006. At December 31, 2008 and 2007, the Company’s accrued pension liability was approximately $0.4 million and $0.2 million, respectively.

16.	Commitments and contingencies

Non-cancelable operating leases

The Company entered into a ten-year lease agreement for its operating facilities and a five year lease agreement for its corporate office space. The rent under the Company’s lease agreements is adjusted for changes in the Consumer Price Index annually. Total rent expense amounted to approximately $1.7 million, $2.2 million and $2.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Future minimum lease payments on non-cancelable operating leases at December 31, 2008 are as follows:

2009	$2,669,000
2010	2,576,000
2011	2,515,000
2012	2,469,000
2013 and thereafter	358,000

Total	$10,587,000

At December 31, 2008 the Company had open purchase contracts and commitments primarily for equipment totaling approximately $9.3 million for or 2009.

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

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

On February 28, 2008, the court, after a full argument, granted defendants’ motion to compel plaintiff to comply with the court’s outstanding orders and perform the settlement and denied plaintiff’s motion to vacate the settlement and obtain a new trial. On May 13, 2008 the Court issued a formal decision denying plaintiff’s motions seeking to set aside the Court’s prior rulings regarding disputed settlement terms and to re-open the case and compelling him to comply with the settlement previously approved by the Court. The Court also denied defendants’ motion for sanctions, but granted defendants the right to file a new motion for sanctions against plaintiff. The plaintiff filed a notice of appeal on June 9, 2008 to the United States Circuit Court for the Second Circuit, with respect to certain of those rulings by the Court. In the meanwhile on June 3, 2008, the escrow agent appointed to handle the settlement funds and property delivered releases running from the Mr. Brandt to the Company, George Holley and the Salem Estate and, in turn, releases running from the defendants to the plaintiff were also delivered together with $610,849.32 in cash paid by the Company, representing the $600,000 agreed payment plus certain accumulated interest and 249,579 shares of the Company’s stock delivered into escrow jointly by George Holley and the Salem Estate. Subsequently, the parties resolved to settle and discontinue the matter and entered into a written Agreement and Mutual Release dated as of June 17, 2008, under which the parties confirmed the transfer of releases, cash and shares out of the escrow created under the Escrow Agreement, pursuant to the settlement and, in addition, Mr. Brandt withdrew his appeal and delivered to the defendants a payment in the sum of $30,000 on account of their pending claim against plaintiff for sanctions. The parties also filed a consensual Stipulation of Dismissal dated

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

June 23, 2008, which was duly filed with the Clerk of the United States District Court for the District of Connecticut on July 1, 2008, terminating the action.

FDA Matter

The Food and Drug Administration (FDA) has requested meetings with manufacturers, including the Company, of blood glucose monitoring systems to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. The Company’s TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, the Company modified its labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, the Company was asked to work with the FDA to develop a plan that addresses these concerns and further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by the FDA, may limit the distribution of these products and/or require additional labeling and educational materials, may require that a different type of enzyme be utilized in these product, or may require the withdrawal of these products from the market. The Company is developing its risk mitigation plan to review with the FDA at the end of March 2009. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable and/or asset impairment charges may be necessary. An unfavorable outcome in this matter could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

17.	Export sales

Export sales, principally throughout Europe and Latin America, accounted for approximately $11.3 million (10.1% of net sales), $14.5 million (12.6% of net sales) and $14.8 million (12% of net sales) for the years ended December 31, 2006, 2007 and 2008, respectively.

18.	Significant concentrations of business and credit risk

Evaluations of customers’ financial condition are performed regularly. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates.

Competition may result in changes in the Company’s customer base over time, and it is therefore possible that the Company may lose one or more of its largest customers and, as a result, operations could be impacted. The Company has one customer that accounted for approximately 15.5%, 14.7% and 15.3% of net sales for the years ended December 31, 2006, 2007 and 2008, respectively. In addition, the Company has another customer that accounted for approximately 11.9%, 12.9% and 12.1% of net sales for the years ended December 31, 2006, 2007, and 2008, respectively. At December 31, 2007 and 2008, accounts receivable included amounts owed from these customers of approximately $5.5 million and $8.5 million, respectively.

The Company exports its products throughout the world, and the financial results and financial condition of the Company have not been significantly impacted by the economic difficulties experienced by some of these countries.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

19.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th

Year Ended December 31, 2008
Net Sales	$25,120,280	$33,355,841	$35,564,663	$29,541,659
Gross Profit	14,588,347	19,886,765	21,629,234	15,133,099
Net Income	721,366	2,684,259	4,534,384	1,704,429
Earnings per common share:
Basic	$0.04	$0.15	$0.26	$0.10
Diluted	$0.04	$0.14	$0.24	$0.09
Year Ended December 31, 2007
Net Sales	$28,100,050	$28,050,322	$31,684,101	$27,766,783
Gross Profit	16,895,713	16,099,065	20,658,799	16,392,147
Net Income	2,475,313	1,839,277	5,204,148	109,270
Earnings per common share:
Basic	$0.14	$0.10	$0.29	$0.01
Diluted	$0.13	$0.09	$0.27	$0.01

During the first quarter of 2008, the Company recorded the following transactions which impacted results:

•	A charge of approximately $0.5 million to Other income (expense) due primarily to foreign exchange losses incurred by the Company’s Taiwan subsidiary due to declines in the value of the U.S. dollar.

•	An income tax benefit of $0.6 million related to the reversal of previously accrued taxes resulting from the favorable resolution of various tax matters with the Internal Revenue Service.

During the fourth quarter of 2008, the Company recorded an income tax benefit of $0.6 million related to the reversal of certain tax contingencies for which the statute of limitations has expired.

During the third quarter of 2007, the Company reached a settlement agreement with its directors and officers insurance provider, whereby, the Company received $450,000 in insurance proceeds relating to a recovery of losses incurred as part of the Brandt matter (See Note 16).

During the fourth quarter of 2007, the Company recorded a charge of $3.5 million to operating expense associated with the payment of a litigation settlement (See Note 16).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on our consolidated financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in its report appearing under Item 8 of part II of this annual report.

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

The other information required in response to this Item will be set forth in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2009 Annual Meeting of Stockholders by April 30, 2009.

Item 11.	Executive Compensation

The information required in response to this Item will be set forth in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2009 Annual Meeting of Stockholders by April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item will be set forth in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2009 Annual Meeting of Stockholders by April 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2009 Annual Meeting of Stockholders by April 30, 2009.

Item 14.	Principal Accountant Fees and Services

The information required in response to this Item will be set forth in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. We intend to file our definitive proxy statement for our 2009 Annual Meeting of Stockholders by April 30, 2009.

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

(b) Exhibits.  The following exhibits are filed (or incorporated by reference) as part of this report:

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2007).
4.1	—	Specimen Stock Certificate for the common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2006).
10.1	—	1992 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10.2	—	Form of stock option agreements under the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10.3	—	2002 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10.4	—	Form of stock option agreements under the 2002 Stock Option Plan (incorporated by reference to Exhibit 1004 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10.5	—	2006 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.13 to Amendment No. 2 filed on July 12, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).
10.6	—	Form of stock option agreements under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrants Quarterly Report on Form 10-Q filed on November 14, 2006).
10.7	—	Fifth Amended and Restated Loan Agreement with Wachovia Bank N.A, dated March 20, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008).
10.8	—	Office/Distribution Building Lease, dated May 2, 1997, between the Registrant and Corporate Center Developers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133713)).
10.9	—	Amendment dated March 13, 2007, to Office/Distribution Building Lease, dated May 2, 1997, between the Registrant and Boywic Farms as successor in interest to Corporate Center Developers (incorporated by reference to Exhibit No. 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2007).

Exhibit
Number			Description

10.10		—	ECI Project Development Agreement, dated January 1, 2002, between the Registrant and George Holley (incorporated by reference to Exhibit 10.14 to Amendment No. 3 filed on August 21, 2006 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133713)).
10.11		—	Forms of Indemnification Agreement with the Registrant directors and certain of its officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-l filed on May 1, 2006 (File No. 333-133713)).
10.12		—	Employment Agreement, dated November 7, 2008, between the Registrant and J. Richard Damron, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008 (File No. 001-33027)).
10.13			Income Protection Continuation Letter Agreement dated November 4, 2008 between the Registrant and Ronald Rubin (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).
10	.14*		Offer letter including Income Protection Continuation provision, dated July 30, 2007 between the Registrant and Scott Verner.
10	.15*		Income Protection Continuation Letter Agreement, dated September 25, 2007 between the Registrant and George Godfrey.
10	.16*		Income Protection Continuation Letter Agreement, dated March 6, 2008 between the Registrant and Gary Neel.
10.17		—	Income Protection Continuation Letter Agreement, dated November 4, 2008 between the Registrant and Gregg Johnson (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2008).
10.18		—	Employment Agreement, dated February 23, 2009 by and between the Registrant and Joseph H. Capper (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).
14*			Standards of Integrity
17			J. Richard Damron, Jr. Resignation Letter dated, February 23, 2009 (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2009).
21		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers, LLP
31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1**	—	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.
32	.2**	—	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

**	This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME DIAGNOSTICS, INC.

By:	/s/ JOSEPH H. CAPPER
Joseph H. Capper
President and Chief Executive Officer

March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Capper Joseph H. Capper	President and Chief Executive Officer (principal executive officer) and Director	March 11, 2009

/s/ Ronald L. Rubin Ronald L. Rubin	Sr. Vice President and, Chief Financial Officer (principal financial and accounting officer)	March 11, 2009

/s/ George H. Holley George H. Holley	Chairman of the Board	March 11, 2009

/s/ Donald P. Parson Donald P. Parson	Vice Chairman of the Board	March 11, 2009

/s/ G. Douglas Lindgren G. Douglas Lindgren	Director	March 11, 2009

/s/ Richard A. Upton Richard A. Upton	Director	March 11, 2009

/s/ Tom Watlington Tom Watlington	Director	March 11, 2009