Form 10-Q
period 2009-03-31
HOME DIAGNOSTICS INC
filed 2009-05-08
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑
As of May 4, 2009, there were 16,895,225 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

HOME DIAGNOSTICS, INC.
INDEX

Caution concerning forward-looking statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors.”

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31,	March 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$30,366,785	$21,543,805
Accounts receivable, net	18,698,486	18,161,620
Inventories, net	17,131,156	18,144,141
Prepaid expenses and other current assets	1,683,658	1,619,137
Income taxes receivable	1,082,423	2,206,343
Deferred tax asset	4,316,688	4,364,668

Total current assets	73,279,196	66,039,714
Property and equipment, net	31,547,776	34,538,013
Goodwill	35,573,462	35,573,462
Other intangible assets, net	363,245	310,759
Deferred tax asset	439,865	74,993
Other assets, net	136,157	145,485

Total assets	$141,339,701	$136,682,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,746,180	$7,823,001
Accrued liabilities	21,527,560	21,341,943

Total current liabilities	29,273,740	29,164,944

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 17,482,144 and 17,059,611 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	174,822	170,597
Additional paid-in capital	94,033,346	91,977,576
Retained earnings	18,568,582	16,510,960
Accumulated other comprehensive income (loss)	(710,789)	(1,141,651)

Total stockholders’ equity	112,065,961	107,517,482

Total liabilities and stockholders’ equity	$141,339,701	$136,682,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
Net sales	$25,120,280	$24,601,628
Cost of sales	10,531,933	13,018,394

Gross profit	14,588,347	11,583,234

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $233,001 and $306,589, for the three months ended March 31, 2008 and 2009, respectively)	11,870,718	12,108,847
Research and development	2,356,848	1,883,603

Total operating expenses	14,227,566	13,992,450

Income (loss) from operations	360,781	(2,409,216)

Other income (expense)
Interest income, net	327,868	50,148
Other income (expense), net	(526,581)	119,805

Total other income (expense)	(198,713)	169,953

Income (loss) before benefit for income taxes	162,068	(2,239,263)
Benefit for income taxes	(559,298)	(540,264)

Net income (loss)	$721,366	$(1,698,999)

Earnings (loss) per common share:
Basic	$0.04	$(0.10)

Diluted	$0.04	$(0.10)

Weighted average shares used in computing earnings per common share:
Basic	17,898,772	17,326,013

Diluted	18,996,852	17,326,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock				Accumulated
			Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2008	17,482,144	$174,822	$94,033,346	$18,568,582	$(710,789)	$112,065,961
Stock-based compensation expense	—	—	306,589	—	—	306,589
Stock options exercised, including tax benefit of $10,245	50,155	502	196,345	—	—	196,847
Repurchases of common stock	(472,688)	(4,727)	(2,558,704)	(358,623)	—	(2,922,054)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(430,862)	(430,862)
Net loss	—	—	—	(1,698,999)	—	(1,698,999)

Total comprehensive loss						(2,129,861)

Balance at March 31, 2009	17,059,611	$170,597	$91,977,576	$16,510,960	$(1,141,651)	$107,517,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
Cash flows from operating activities
Net income (loss)	$721,366	$(1,698,999)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	922,481	1,658,990
Loss on asset disposal	96,197	2,872
Bad debt expense	15,000	—
Deferred income taxes	667,312	316,892
Stock-based compensation expense	233,001	306,589
Changes in assets and liabilities:
Accounts receivable	1,936,756	536,866
Inventories	(662,714)	(1,166,688)
Prepaid expenses and other current and non-current assets	(762,778)	53,521
Income taxes receivable and income taxes payable	(1,819,760)	(1,123,692)
Accounts payable	994,466	76,821
Accrued liabilities	(1,431,534)	(185,617)

Net cash provided by (used in) operating activities	909,793	(1,222,445)

Cash flows from investing activities
Capital expenditures	(1,726,361)	(4,619,271)

Net cash used in investing activities	(1,726,361)	(4,619,271)

Cash flows from financing activities
Proceeds from exercise of stock options	102,547	186,602
Excess tax benefits from stock-based compensation expense	43,779	10,245
Repurchases of common stock	(127,886)	(2,922,055)

Net cash used in financing activities	18,440	(2,725,208)

Effect of exchange rate changes on cash and cash equivalents	282,988	(256,056)

Net decrease in cash and cash equivalents	(515,140)	(8,822,980)
Cash and cash equivalents
Beginning of period	32,695,803	30,366,785

End of period	$32,180,663	$21,543,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
1. Basis of presentation
 Home Diagnostics, Inc. (the “Company”) was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements of Home Diagnostics, Inc. and its subsidiaries included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Recent accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The Company adopted SFAS 141(R) as of January 1, 2009 with no impact to its results of operations or financial position.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (or “FSP 157-2”) which delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and liabilities. On January 1, 2008, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities. On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities. There was no impact to the Company’s financial position or results of operations upon adoption of SFAS 157.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 was effective for fiscal year beginning on or after December 15, 2008 with earlier adoption is prohibited. The Company adopted SFAS 160 as of January 1, 2009 with no impact to its results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009 with no impact to its results of operations or financial position.
2. Stock-based compensation
A summary of the Company’s stock option and stock appreciation rights (“SARs”) activity and related information for the period ended March 31, 2009 is as follows:

			Weighted
		Range of	Average
		Exercise	Exercise
	Options/SARs	Prices	Prices

Outstanding at December 31, 2008	3,146,334	$2.99 — 12.00	$5.93
Granted	754,000	$5.73 — 6.61	$6.20
Exercised	(50,155)	$2.99 — 4.49	$3.72
Forfeited/ Cancelled	(93,665)	$3.63 — 12.00	$9.45

Outstanding at March 31, 2009	3,756,514	$2.99 — 12.00	$5.92

Exercisable at March 31, 2009	2,356,258	$2.99 — 12.00	$4.92
The total outstanding at March 31, 2009 includes 200,000 equity-settled SARs that were granted during the three months ended March 31, 2009. SARs provide the holder the right to receive an amount, payable in the Company’s common shares, equal to the excess of the market value of the Company’s common shares on the date of exercise over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant. All SARs vest ratably over a five year period and have a term of seven years. In accordance with SFAS No. 123R, equity-settled SARs are treated as an equity instrument similar to stock options. There were no issuances of SARs prior to 2009.
During the three months ended March 31, 2008 and 2009, the weighted average fair values of options and SARs granted were $2.01 and $2.26, respectively. The fair value of stock option and SAR grants were estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three months Ended
	March 31, 2008	March 31, 2009
Weighted average expected term of options (in years, using the simplified method)	4.50	4.77
Expected volatility factor (based on peer group volatility)	30%	40%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	2.5%	1.7%
The Company’s estimated forfeiture rate during the three months ended March 31, 2008 and 2009 was approximately 8%. At March 31, 2009, there were 0.3 million options available for future grant.
The aggregate intrinsic value for the stock options outstanding and exercisable at March 31, 2009 was $4.2 million and $4.2 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the quoted market price of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by holders had all holders exercised their awards on March 31, 2009. This amount changes based on the quoted market price of the Company’s common stock. At March 31, 2009, the SARs were not in-the-money or exercisable. The intrinsic value for options exercised during the three months ended March 31, 2009 was $0.1 million.
At March 31, 2009, there was $2.0 million of unrecognized share-based compensation expense associated with non-vested stock option and SARs grants subject to SFAS 123R. The Company has elected to recognize compensation expense for stock option and SARs awards using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Stock-based compensation expense is expected to be recognized over a weighted-average period of 2.5 years.
The Company recognized stock-based compensation expense of $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2009, respectively. During the three months ended March 31, 2008, the $0.2 million in expense was comprised of $0.3 million related to compensation expense calculated in accordance with SFAS 123R for stock options, partially offset by income of $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended March 31, 2008 was approximately $45,000. During the three months ended March 31, 2009, the $0.3 million in expense was comprised of approximately $0.2 million related to compensation expense calculated in accordance with SFAS 123R for stock options and SARs and expense of approximately $0.1 million related to the mark-to-market accounting adjustment for variable stock options. The income tax benefit associated with SFAS 123R expense during the three months ended March 31, 2009 was approximately $80,200.
In April 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan (the “Plan”) for officers, employees, independent directors and other key persons of the Company, subject to the approval by our stockholders. The Plan is intended to replace the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). If the stockholders approve the Plan, it will become effective on the day of the Annual Meeting to be held on June 2, 2009, no further awards will be granted under the 2006 Plan, and the 2006 Plan will be terminated. Stock-based awards (including Incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, dividend equivalent rights and other stock-based awards) may be granted under the Plan. Subject to adjustment for stock splits, stock dividends and similar events, the total number of shares of stock that can be issued under the Plan is 1,800,000 shares of common stock.
3. Inventories, net
 Inventories, net consist of the following:

	December 31,	March 31,
	2008	2009

Raw materials	$10,059,194	$7,815,760
Work-in-process	4,868,764	6,898,465
Finished goods	2,203,198	3,429,916

	$17,131,156	$18,144,141

4. Property and equipment, net
 Property and equipment, net consist of the following:

	December 31,	March 31,
	2008	2009

Machinery and equipment	$32,119,057	$33,366,472
Leasehold improvements	4,997,859	4,993,251
Furniture, fixtures, and office equipment	4,332,707	4,326,531
Computer software	2,102,246	2,115,135
Equipment not yet placed in service	9,340,174	12,500,692

	52,892,043	57,302,081
Less: Accumulated depreciation and amortization	(21,344,267)	(22,764,068)

	$31,547,776	$34,538,013

Equipment not yet placed in service at December 31, 2008 and March 31, 2009, primarily consisted of deposits for custom manufacturing equipment for a Board of Directors approved test strip manufacturing expansion plan. Depreciation expense on these assets will commence once the assets are substantially complete, ready for their intended use and when the Company begins to produce inventory ready for sale. Substantially complete and ready for use is at the point in which the asset has been received, installed and validated. These assets are expected to have an estimated useful life of 7-8 years. The Company believes this new equipment will be fully operational in 2010.
Depreciation expense was $0.8 million and $1.6 million for the three months ended March 31, 2008 and 2009, respectively. In order to improve production yields on the Company’s new test strip platform, $1.2 million of equipment will be replaced in 2009 and is being depreciated on an accelerated basis through September 2009. For the three months ended March 31, 2009, depreciation expense related to this equipment was $0.3 million. Amortization expense of computer software was $0.1 million for each of the three months ended March 31, 2008 and 2009.
5. Accrued liabilities
 Accrued liabilities consist of the following:

	December 31,	March 31,
	2008	2009

Accrued salaries and benefits	$4,757,671	$4,240,669
Sales returns reserve	4,629,056	4,185,958
Accrued customer liabilities	7,782,322	8,403,653
Managed care rebates	2,731,880	2,666,395
Other accrued liabilities	1,626,631	1,845,268

	$21,527,560	$21,341,943

6. Credit facility and long-term debt
 At March 31, 2009, the Company had $10.0 million available under its unsecured line of credit and no outstanding balance. Interest on outstanding borrowings was based on LIBOR plus 0.5%. The credit facility contained a financial covenant and other covenants that restricted the Company’s ability to, among other things, incur liens, repurchase greater than $5.5 million of its common stock in any calendar year and participate in a change in control. The financial covenant required the Company to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Failure to comply with this covenant and other restrictions would constitute an event of default. The Company was in compliance with the financial covenant and other restrictions at March 31, 2009.
In April 2009, the Company renewed and amended its credit facility by increasing the amount available under its unsecured revolving line of credit from $10.0 million to $15.0 million (“Amended Credit Facility”). The Amended Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. The Amended Credit Facility contains financial and other covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, make investments and participate in a change in control. The financial covenants require the Company to maintain a ratio of funded debt to EBITDA, as defined, not to exceed 2.50 times and an interest coverage ratio, as defined, of not less than 2.50 times. Failure to comply with these covenants and other restrictions would constitute an event of default.
7. Income taxes
 The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. The benefit for income rates in 2008 was a result of the recognition of approximately $0.6 million in uncertain tax positions associated with the completion of audits of our 2003 and 2004 federal income tax returns by the Internal Revenue Service. The benefit for income tax for 2009 differs from the statutory rate due to increases in reserves for uncertain tax positions. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom, and Canada. We have closed U.S. federal income tax matters for all years through 2005. Currently, there are no tax years under IRS examination.
During the three months ended March 31, 2009, the Company’s unrecognized tax benefits increased by $0.2 million due to increases in reserves for uncertain tax positions. At March 31, 2009, the Company had gross unrecognized tax benefits of $0.8 million. Of the total unrecognized tax benefits, $0.8 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest was not material during the three months ended March 31, 2009.
8. Earnings (loss) per common share
 Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the effect of dilutive securities outstanding during the period using the treasury stock method.

The following summarizes the weighted average number of common shares outstanding during the three months ended March 31, 2008 and 2009 that were used to calculate basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	Three Months Ended
	2008	2009
Weighted average number of common shares outstanding for basic earnings per share	17,898,772	17,326,013
Effect of dilutive securities: stock options and SARs	1,098,080	—

Weighted average number of common and common equivalent shares outstanding	18,996,852	17,326,013

For the three months ended March 31, 2008, the Company had approximately 0.8 million outstanding employee stock options, which have been excluded from the computation of diluted earnings per share because they are anti-dilutive. Due to the Company’s net loss for the three months ended March 31, 2009, the total outstanding employee stock options and SARs of 3.8 million have been excluded from the computation of diluted earnings (loss) per share.
9. Common stock repurchase program
In December 2008, the Company’s Board of Directors authorized the Company, under a repurchase program, to purchase $5.0 million of its common stock. Purchases under this program began in January 2009. During the three months ended March 31, 2009, the Company repurchased 472,688 shares at a cost of $2.9 million. All purchases under the program were made in the open market, subject to market conditions and trading restrictions.
10. Fair Value Measurements
As of March 31, 2009, the Company holds $21.5 million in cash and cash equivalents invested primarily in overnight money market funds which trade at a net asset value (NAV) of $1 per share. The carrying amounts of accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property and equipment, goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.
In February 2009, the Company entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million with a maturity date of August 2009 to reduce exposure of foreign currency fluctuations on transactions with its foreign subsidiary in Taiwan. This replaced a similar NDF contract which matured in February 2009. At December 31, 2008 and March 31, 2009, the fair value of the NDF was $0.3 million and $0, respectively, and was included in accrued liabilities in the condensed consolidated balance sheets. Fair value is estimated based upon Level 2 observable inputs (defined as inputs, other than quoted prices in active markets, that are observable either directly or indirectly) for the current NDF forward rates for similar contracts. During the three months ended March 31, 2009, the Company recorded approximately $118,400 in net market value losses on NDF contracts. Net market value adjustments have been recorded in other income (expense) in the condensed consolidated statement of operations.
11. Contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.
FDA Matter
The Food and Drug Administration (FDA) has requested meetings with manufacturers, including the Company, of blood glucose monitoring systems to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. The Company’s TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, the Company modified its labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, the Company was asked to work with the FDA to develop a plan that addresses these concerns and further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by the FDA, may limit the distribution of these products and/or require additional labeling and educational materials, may require that a different type of enzyme be utilized in these products, or may require the withdrawal of these products from the market. The Company submitted a risk mitigation plan to the FDA in March 2009 and will begin reviewing its plan with the FDA in

May 2009. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable and/or asset impairment charges may be necessary. An unfavorable outcome in this matter could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
12. Significant concentrations of business and credit risk
Evaluations of customers’ financial condition are performed regularly. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. The Company exports its products throughout the world. Except as noted herein, the financial results and financial condition of the Company have not been significantly impacted to date by the economic difficulties experienced by some of these countries. The Company has a distributor located in Latin America which has been negatively impacted by poor economic conditions and weakening local currencies. The Company had U.S. dollar denominated receivables from this customer totaling $1.7 million and $2.0 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the Company expects to collect these receivables.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “Home Diagnostics”, the “Company”, “HDI”, “we”, “us” and “our” refer to Home Diagnostics, Inc. and our consolidated subsidiaries. The following discussion contains forward-looking statements. Please see our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution concerning forward-looking statements” below.
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
We were founded in 1985 and have focused exclusively on the diabetes market since inception. We have two manufacturing facilities, one located in Fort Lauderdale, Florida, and the other in Hsinchu City, Taiwan. We manufacture, test and package our blood glucose test strips at our facility in Fort Lauderdale. Our blood glucose monitors are assembled in our Taiwan facility. Labeling, final assembly, quality control testing and shipment of our blood glucose monitoring systems are conducted in our Fort Lauderdale facility. Our test strip manufacturing processes are highly automated. We believe we have sufficient capacity to produce test strips for our TRUEtrack, TRUEread and Sidekick biosensor systems and our Prestige photometric system to meet current and future demand, without significant incremental capital investment. In September 2008, we launched our TRUEresult and TRUE2go no-coding systems, which utilize our TRUEtest bionsenor test strip platform. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support our current demand. In order to meet the expected long term demand for these products, in 2008, our Board of Directors approved a $16 million to $18 million test strip manufacturing expansion plan. We believe this new equipment will be fully operational in 2010.
We sell our products in the following distribution channels:
•	Retail — the retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic distribution — the domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson, and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail service — the mail service channel includes sales to leading mail service providers, who market their products primarily to the Medicare population.

•	International — the international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors in Latin America, Europe, Australia and China.

Our net sales by channel were as follows:

	Three Months Ended March 31,
	2008		2009
		(in thousands)
Net sales by channel:
Retail	$6,478	25.8%	$8,113	33.0%
Domestic distribution	11,323	45.1%	9,176	37.3%
Mail service	4,337	17.3%	5,284	21.5%
International	2,982	11.8%	2,029	8.2%

Net sales	$25,120	100.0%	$24,602	100.0%

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
Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer and technical service, finance and administrative expenses and stock-based compensation expenses. We have been involved in patent related litigation concerning certain of our products. Our legal costs (excluding litigation settlements), which were 1.3%, and 1.9% of net sales for the three months ended March 31, 2008 and 2009, respectively, can be significant, and the timing difficult to predict.
We have made significant investments in our research and development initiatives. Our research and development costs which were 9.4%, and 7.7% of net sales for the three months ended March 31, 2008 and 2009, respectively, include salaries and related costs for our scientists and staff as well as costs for clinical studies, materials, consulting and other third-party services. Our research and development team is working to develop new technologies that we believe will broaden our product portfolio and enhance our current products.

Results of operations
 The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended March 31,
	2008		2009
Net sales	$25,120,280	100.0%	$24,601,628	100.0%
Cost of sales	10,531,933	41.9%	13,018,394	52.9%

Gross profit	14,588,347	58.1%	11,583,234	47.1%

Operating Expenses:
Selling, general and administrative	11,870,718	47.3%	12,108,847	49.2%
Research and development	2,356,848	9.4%	1,883,603	7.7%

Total operating expenses	14,227,566	56.7%	13,992,450	56.9%

Income (loss) from operations	360,781	1.4%	(2,409,216)	(9.8)%

Interest income, net	327,868	1.3%	50,148	0.2%
Other income (expense), net	(526,581)	(2.1)%	119,805	0.5%

Other, net	(198,713)	(0.8)%	169,953	0.7%

Income (loss) before income taxes	162,068	0.6%	(2,239,263)	(9.1)%

Benefit for income taxes	(559,298)	(2.3)%	(540,264)	(2.2)%

Net income (loss)	$721,366	2.9%	$(1,698,999)	(6.9)%

Three months ended March 31, 2008 as compared to three months ended March 31, 2009
Net sales decreased $0.5 million, or 2.1%, to $24.6 million for the three months ended March 31, 2009, as compared to $25.1 million for the same period in 2008. The decrease was primarily due to lower average selling prices of $3.0 million partially offset by higher sales volume of $2.3 million and reduced sales returns of $0.2 million. The decrease in our average selling prices of $3.0 million was primarily due to price compression and volume based test strip pricing incentives within our mail service and domestic distribution channels. The increased volume of $2.3 million reflects the continued trend of increased distribution of our biosensor systems, including our new no-code products, totaling approximately $4.4 million, partially offset by a decrease in our photometric system and other sales of approximately $2.1 million. The $0.2 million decrease in our provision for sales returns resulted primarily from favorable return rates for our biosensor systems.
Cost of sales increased $2.5 million, or 23.6%, to $13.0 million for the three months ended March 31, 2009, as compared to $10.5 million for the same period in 2008. The increase was driven primarily by increased sales volume of $1.8 million and increased product manufacturing cost of $0.7 million. Increased product manufacturing costs were primarily associated with scaling our TRUEtest test strip manufacturing process, including $0.3 million of accelerated depreciation expense related to $1.2 million of equipment being replaced in the fourth quarter of 2009. As a percentage of net sales, cost of sales increased to 52.9% for the three months ended March 31, 2009, as compared to 41.9% for the same period in 2008. This 11.0% increase was primarily due to lower pricing which contributed 5.7%, increased product cost which contributed 2.9% and changes in product mix including a decrease in the strip to meter ratio which contributed 3.0% partially offset by returns of 0.6%.
Gross profit decreased $3.0 million, or 20.6%, to $11.6 million for the three months ended March 31, 2009, as compared to $14.6 million for the same period in 2008. The decrease is primarily due to lower average selling prices of $3.0 million and increased product manufacturing costs of $0.7 million partially offset by increased volume of $0.5 million and reduced sales returns of $0.2 million. As a percentage of net sales, gross profit decreased to 47.1% for the three months ended March 31, 2009, as compared to 58.1% for the same period in 2008, due primarily to the items noted above.
Selling, general and administrative expenses increased $0.2 million, or 2.0%, to $12.1 million for the three months ended March 31, 2009, as compared to $11.9 million for the same period in 2008. The increase is primarily due to an increase in salary and employee expenses due to severance and other CEO transition costs of approximately $0.4 million partially offset by lower sales and marketing costs due to timing of advertising and promotions. As a percentage of net sales, selling, general and administrative expenses increased to 49.2% for the three months ended March 31, 2009, as compared to 47.3% for the same period in 2008 due to a reduction in net sales.
Research and development expenses decreased $0.5 million, or 20.1%, to $1.9 million for the three months ended March 31, 2009, as compared to $2.4 million for the same period in 2008. As a percentage of net sales, research and development costs decreased to 7.7% of sales for the three months ended March 31, 2009, as compared to 9.4% for the same period in 2008. The decrease was due to prior year development costs associated with the TRUEresult and TRUE2go systems.

Operating income (loss) was $(2.4) million, or (9.8)% of net sales, for the three months ended March 31, 2009 as compared to $0.4 million, or 1.4% of net sales, for the same period in 2008. The decrease was due to increased cost of sales and decreased net sales, as noted above.
Interest income was $0.1 million for the three months ended March 31, 2009 as compared to $0.3 million for the same period in 2008. Interest income consists primarily of earnings on cash balances on hand during the period. The decrease in interest income is primarily associated with lower interest rates and reduced cash balances.
Other income (expense), net was income of $0.1 million for the three months ended March 31, 2009, as compared to expense of $(0.5) million for the same period in 2008. The expense during the three months ended March 31, 2008 was primarily related to foreign exchange losses incurred by our Taiwan subsidiary due to declines in the value of the U.S. dollar. The income during the three months ended March 31, 2009 consists primarily of market adjustments on the non-deliverable forward contract offset by foreign exchange gains/losses incurred by our Taiwan subsidiary due to changes in the value of the U.S. dollar.
Our benefit for income taxes for the three months ended March 31, 2008 and 2009 was $0.6 million and $0.5 million, respectively. The benefit in 2008 was a result of the recognition of approximately $0.6 million in uncertain tax positions associated with the completion of audits of our 2003 and 2004 federal income tax returns by the Internal Revenue Service. The benefit for income taxes in 2009 differs from the statutory rate due to increases in reserves for uncertain tax positions.
Net income (loss) was $(1.7) million for the three months ended March 31, 2009 as compared to $0.7 million for the same period in 2008. Diluted net income (loss) per common share was $(0.10) on weighted average shares of 17.3 million for the three months ended March 31, 2009, as compared to $0.04 on weighted average shares of 19.0 million for the same period in 2008.
Liquidity and capital resources
At March 31, 2009, we had approximately $21.5 million of cash and cash equivalents on hand. As discussed below, we have $15.0 million of capacity under the terms of the renewed and amended credit facility. Our primary capital requirements are to fund capital expenditures and repurchases under the Board approved share repurchase plan. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
In April 2009, we renewed and amended our credit facility by increasing the amount available under our unsecured revolving line of credit from $10.0 million to $15.0 million (“Amended Credit Facility”). The Amended Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. The Amended Credit Facility contains financial and other covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments and participate in a change in control. The financial covenants require us to maintain a ratio of funded debt to EBITDA, as defined, not to exceed 2.50 times and an interest coverage ratio, as defined, of not less than 2.50 times. Failure to comply with these covenants and other restrictions would constitute an event of default.
In December 2008, our Board of Directors authorized us, under a repurchase program, to purchase $5.0 million of our common stock. Purchases under this program began in January 2009. During the three months ended March 31, 2009, we repurchased 472,688 shares at a cost of $2.9 million. All purchases under the program were made in the open market, subject to market conditions and trading restrictions.
Cash flows provided by (used in) operating activities were $0.9 million and ($1.2) million for the three months ended March 31, 2008 and 2009, respectively. The decrease in cash provided by operating activities was primarily due to increases in working capital for the three months ended March 31, 2009.
Cash flows used in investing activities were $1.7 million and $4.6 million for the three months ended March 31, 2008 and 2009, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for our new TRUEresult and TRUE2go blood glucose monitoring systems and additional manufacturing equipment used on our existing biosensor test strip manufacturing line. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support our current demand. In order to meet the expected long term demand for these products, our Board of Directors has approved a $16 million to $18 million test strip manufacturing expansion plan. To date, we have spent approximately $10 million related to the expansion, of which approximately $3 million was spent during the three months ended March 31, 2009. As of March 31, 2009, we have remaining purchase commitments totaling approximately $3 million for equipment under this expansion. We believe this new equipment will be fully operational in 2010. We expect our full year 2009 capital expenditures to be in the range of $17 million to $19 million, including $12 million related to the expansion.

Cash flows provided by (used in) financing activities were $18,440 and $(2.7) million for the three months ended March 31, 2008 and 2009, respectively. Amounts consisted primarily of cash used for purchases of common stock under our common stock repurchase program, noted above, partially offset by proceeds received from the exercise of options.
We expect that funds generated from operations, our current cash on hand and funds available under the Amended Credit Facility will be sufficient to finance our working capital requirements, fund capital expenditures and meet our contractual obligations for at least the next twelve months.
Recent accounting pronouncements
See Note 1 to the condensed consolidated financial statements.
Item 3. Quantitative and qualitative disclosures about market risk
At March 31, 2009, the Company had $10.0 million available under its unsecured line of credit and no outstanding balance. Interest on outstanding borrowings was based on LIBOR plus 0.5%. In April 2009, the Company renewed and amended its credit facility by increasing the amount available under its unsecured revolving line of credit from $10.0 million to $15.0 million (“Amended Credit Facility”). The Amended Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined.
Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars. Therefore, our reported consolidated results of operations and consolidated financial condition are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the relevant period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income (loss). For each of the three months ended March 31, 2008 and 2009, we estimate that a 10.0% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income (loss) by approximately $0.2 million, respectively.
In February 2009, we entered into a Non-Deliverable Forward (“NDF”) contract for a notional amount of $4.0 million with a maturity date of August 2009 to reduce exposure of foreign currency fluctuations on transactions with our foreign subsidiary in Taiwan. This replaced a similar NDF contract which matured in February 2009. At March 31, 2009, the fair value of the NDF was not significant. Fair value is estimated based upon Level 2 observable inputs (defined as inputs, other than quoted prices in active markets, that are observable either directly or indirectly) for the current NDF forward rates for similar contracts. We estimate that a 10.0% increase or decrease in the NDF forward would increase or decrease our net income (loss) by approximately $0.2 million, offsetting the impact of foreign currency market risk described above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
We are involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect our consolidated financial position, results of operations or cash flows.

FDA Matter
The Food and Drug Administration (FDA) has requested meetings with manufacturers, including us, of blood glucose monitoring systems to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. Our TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, we modified our labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, we were asked to work with the FDA to develop a plan that addresses these concerns and further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by the FDA, may limit the distribution of these products and/or require additional labeling and educational materials, may require that a different type of enzyme be utilized in these products, or may require the withdrawal of these products from the market. We submitted a risk mitigation plan to the FDA in March 2009 and will begin reviewing our plan with the FDA in May 2009. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable and/or asset impairment charges may be necessary. An unfavorable outcome in this matter could have a material adverse effect on our financial position, liquidity and results of operations.
Item 1A. Risk Factors
There have been no material changes, except as noted below, from the risk factors previously disclosed in our most recent Annual Report on Form 10-K for the period ending December 31, 2008.
The FDA has expressed concern over the use of blood glucose monitoring systems that use test strips with the GDH-PQQ enzyme. Failure to resolve the FDA’s concerns could materially harm our business.
      The Food and Drug Administration (FDA) has requested meetings with manufacturers, including us, of blood glucose monitoring systems to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. Our TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, we modified our labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, we were asked to work with the FDA to develop a plan that addresses these concerns and further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by the FDA, may limit the distribution of these products and/or require additional labeling and educational materials, may require that a different type of enzyme be utilized in these product, or may require the withdrawal of these products from the market. We submitted a risk mitigation plan to the FDA in March 2009 and will begin reviewing our plan with the FDA in May 2009. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable and/or asset impairment charges may be necessary. An unfavorable outcome in this matter could have a material adverse effect on our financial position, liquidity and results of operations.
Competitive bidding for durable medical equipment suppliers could negatively affect our business.
      On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (DMEPOS) in nine of the largest Metropolitan Statistical Areas (MSAs) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (i.e. test strips and lancets used with blood glucose monitors). On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) was enacted. This new law has delayed the Medicare DMEPOS Competitive Bidding Program for 18 to 24 months. The new law also mandated a 9.5% reduction in Medicare reimbursement for DMEPOS, including diabetic supplies obtained via mail order arrangements, effective January 1, 2009.

     On January 16, 2009, CMS issued an interim final rule implementing certain limited changes to the competitive bidding program mandated by MIPPA. This interim final rule became effective April 18, 2009, and incorporated into existing regulations specific statutory requirements contained in MIPPA related to the competitive bidding program but did not substantively alter the program. This rule sets the groundwork for CMS to begin the bidding process anew.
     During the comment period, CMS indicated that it received many suggestions by a range of stakeholders to make further improvements to the competitive bidding program, such as ensuring that CMS’s processes for collecting and evaluating bids are fair and transparent. CMS has stated that it will be issuing further guidance on the timeline for and bidding requirements related to the Round 1 re-bid, and will continue to seek input from all affected stakeholders to ensure program implementation consistent with the legislative requirements. If CMS includes mail order diabetic supplies in the competitive bidding program, the mail order diabetic supply market will likely be affected in two ways. First, Medicare reimbursement for mail order diabetic testing supplies furnished to Medicare beneficiaries located in the MSAs will likely be reduced, perhaps significantly. Second, the number of diabetic testing suppliers that currently furnish testing supplies to Medicare beneficiaries located in the MSAs will likely be reduced due to the competitive bidding process. Further, it is possible that CMS will implement a national mail order competitive bidding program for diabetic testing supplies after 2010. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
 In January 2009, we announced that our Board of Directors had authorized an additional $5.0 million share repurchase program (collectively, the “Common Stock Repurchase Program”). All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions.
ISSUER PURCHASES OF EQUITY SECURITIES

				Appropriate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price Paid	Part of the	Purchased Under the
Period	Shares purchased	Per Share	Repurchase Program	Repurchase Program
January 1, 2009 to January 31, 2009	148,167	$6.02	148,167	$4,103,660
February 1, 2009 to February 28, 2009	99,836	$6.66	99,836	$3,436,122
March 1, 2009 to March 31, 2009	224,685	$6.01	224,685	$2,077,945

Total at March 31, 2009	472,688	$6.15	472,688

Item 6. Exhibits
 See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.
Date: May 8, 2009	By:	/s/ JOSEPH H. CAPPER
		Name:	Joseph H. Capper
		Title:	President and Chief Executive Officer (principal executive officer)

Date: May 8, 2009	By:	/s/ RONALD L. RUBIN
		Name:	Ronald L. Rubin
		Title:	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description

10.7
Sixth Amended and Restated Loan Agreement with Wachovia Bank N.A. dated April 30, 2009 (incorporated by reference to Exhibit 10.1 to Registration Content Report on Form 8-K filed with the SEC on May 4, 2009).

10.19 *	Form of Stock Appreciation Rights Award Agreement under 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Included herein.