Form 10-Q
period 2009-06-30
HOME DIAGNOSTICS INC
filed 2009-08-07
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number: 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2594392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 NW 55th Court
Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐      No ☒
As of July 31, 2009, there were 16,876,748 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

HOME DIAGNOSTICS, INC.
INDEX

Caution Concerning Forward-Looking Statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” and in Part II — Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,366,785	$20,001,006
Accounts receivable, net	18,698,486	21,515,008
Inventories, net	17,131,156	18,983,570
Prepaid expenses and other current assets	1,683,658	1,846,682
Income taxes receivable	1,082,423	2,090,340
Deferred tax assets	4,316,688	4,422,035

Total current assets	73,279,196	68,858,641
Property and equipment, net	31,547,776	36,043,046
Goodwill	35,573,462	35,573,462
Other intangible assets, net	363,245	261,852
Deferred tax assets	439,865	—
Other assets, net	136,157	132,251

Total assets	$141,339,701	$140,869,252

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,746,180	$9,638,420
Accrued liabilities	21,527,560	21,803,718

Total current liabilities	29,273,740	31,442,138

Deferred tax liabilities	—	567,055

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 60,000,000 shares authorized; 17,482,144 and 16,862,422 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	174,822	168,625
Additional paid-in capital	94,033,346	91,095,986
Retained earnings	18,568,582	18,193,370
Accumulated other comprehensive loss	(710,789)	(597,922)

Total stockholders’ equity	112,065,961	108,860,059

Total liabilities and stockholders’ equity	$141,339,701	$140,869,252

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net sales	$33,355,841	$32,653,785	$58,476,121	$57,255,413
Cost of sales	13,469,076	15,338,500	24,001,009	28,356,894

Gross profit	19,886,765	17,315,285	34,475,112	28,898,519

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $510,325 and $439,409 and $743,326 and $745,998 for the three and six months ended June 30, 2008 and 2009, respectively)	13,698,713	12,574,343	25,569,431	24,683,190
Research and development	2,426,666	1,971,113	4,783,514	3,854,716

Total operating expenses	16,125,379	14,545,456	30,352,945	28,537,906

Income from operations	3,761,386	2,769,829	4,122,167	360,613

Other income (expense)
Interest income (expense), net	213,719	15,558	541,587	65,706
Other income (expense), net	105,992	17,866	(420,589)	137,671

Total other income (expense)	319,711	33,424	120,998	203,377

Income before provision for income taxes	4,081,097	2,803,253	4,243,165	563,990
Provision for income taxes	1,396,838	907,494	837,540	367,230

Net income	$2,684,259	$1,895,759	$3,405,625	$196,760

Earnings per common share:
Basic	$.15	$.11	$.19	$.01

Diluted	$.14	$.11	$.18	$.01

Weighted average shares used in computing earnings per common share:
Basic	17,841,219	16,876,361	17,869,996	17,099,945

Diluted	18,917,812	17,619,996	18,957,332	17,846,953

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
					Accumulated
			Additional		Other	Total
	Number of		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2008	17,482,144	$174,822	$94,033,346	$18,568,582	$(710,789)	$112,065,961
Stock-based compensation expense	—	—	745,998	—	—	745,998
Stock options exercised, including tax benefit of $54,751	195,083	1,951	736,517	—	—	738,468
Repurchases of common stock	(814,805)	(8,148)	(4,419,875)	(571,972)	—	(4,999,995)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	112,867	112,867
Net income	—	—	—	196,760	—	196,760

Total comprehensive income						309,627

Balance at June 30, 2009	16,862,422	$168,625	$91,095,986	$18,193,370	$(597,922)	$108,860,059

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2009
Cash flows from operating activities:
Net income	$3,405,625	$196,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,748,347	3,331,998
Loss on asset disposals	105,293	4,267
Bad debt expense	30,000	91,000
Deferred income taxes	(60,819)	901,571
Stock-based compensation expense	743,326	745,998
Changes in assets and liabilities:
Accounts receivable	(3,644,759)	(2,907,522)
Inventories	(2,433,692)	(1,878,050)
Prepaid expenses and other current and non-current assets	(906,741)	(168,024)
Income taxes receivable and income taxes payable	2,298,411	(1,007,918)
Accounts payable	2,909,940	1,892,241
Accrued liabilities	2,020,616	276,388

Net cash provided by operating activities	6,215,547	1,478,709

Cash flows from investing activities:
Capital expenditures	(3,322,207)	(7,721,847)

Net cash used in investing activities	(3,322,207)	(7,721,847)

Cash flows from financing activities:
Proceeds from exercise of stock options	756,574	683,717
Excess tax benefits from stock-based compensation expense	123,143	54,751
Repurchases of common stock	(2,321,983)	(4,999,995)

Net cash used in financing activities	(1,442,266)	(4,261,527)

Effect of exchange rate changes on cash and cash equivalents	282,347	138,886

Net increase (decrease) in cash and cash equivalents	1,733,421	(10,365,779)
Cash and cash equivalents:
Beginning of period	32,695,803	30,366,785

End of period	$34,429,224	$20,001,006

Supplemental cash flow disclosures:
Cash paid during the period for -
Income taxes	$773,631	$79,274

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
1.     BASIS OF PRESENTATION
Home Diagnostics, Inc. (the “Company”) was founded in 1985 and has focused exclusively on the diabetes market since inception. The Company is a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements of Home Diagnostics, Inc. and its subsidiaries included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The consolidated financial statements include the accounts of Home Diagnostics, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The Company has evaluated subsequent events through August 7, 2009, the date of issuance of its consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions primarily include the Company’s allowances for doubtful accounts, sales returns, and managed care rebates and other promotional allowances, legal contingencies, and assumptions used to evaluate inventory obsolescence, the impairment of goodwill and other long-lived assets, and income tax uncertainties. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
SFAS 141(R) — Business Combinations
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions which are specified in the statement. It also requires transaction costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria are also recorded in the income statement. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the effective date of the statement, which is the first annual reporting period beginning on or after December 15, 2008. Early adoption was prohibited. The Company adopted SFAS 141(R) as of January 1, 2009 with no impact to its consolidated financial position or results of operations.

SFAS 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 one year for all nonfinancial assets and liabilities. On January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. On January 1, 2009, the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities. There was no impact to the Company’s consolidated financial position or results of operations upon adoption of SFAS 157.
SFAS 160 — Non-Controlling Interests
In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements —an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. The Company adopted SFAS 160 as of January 1, 2009 with no impact to its consolidated financial position or results of operations.
SFAS 161 — Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009. As SFAS 161 relates specifically to disclosures, the adoption of this statement had no impact on the Company’s consolidated financial position or results of operations.
SFAS 165 — Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement should not result in significant changes to the subsequent events that an entity reports in its financial statements. It does introduce the concept of financial statements being “available to be issued.” SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. Public entities are required to evaluate subsequent events through the date that the financial statements are issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this statement had no impact on the Company’s consolidated financial position or results of operations.
SFAS 168 — FASB Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of SFAS No. 162” (“SFAS 168” or the “Codification”). The Codification will become the single source for all authoritative U.S. GAAP recognized by the FASB, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change current GAAP. In the future, the FASB’s pronouncements will be issued as Accounting Standards Updates to the Codification. The adoption of this statement will have no impact on the Company’s consolidated financial position or results of operations.

2.     STOCK-BASED COMPENSATION
A summary of the Company’s stock option and stock appreciation right activity and related information for the six months ended June 30, 2009 is as follows:

			Weighted-
		Range of	Average
	Stock Options	Exercise	Exercise
	and SARs	Prices	Prices
Outstanding at December 31, 2008	3,146,334	$2.99 – 12.00	$5.93
Granted	899,000	5.73 – 6.61	6.17
Exercised	(195,083)	2.99 – 4.49	3.50
Forfeited or cancelled	(116,665)	3.63 – 12.00	9.11

Outstanding at June 30, 2009	3,733,586	2.99 – 12.00	6.01

Exercisable at June 30, 2009	2,445,638	2.99 – 12.00	5.41

The total stock-based compensation outstanding at June 30, 2009 includes 200,000 equity-settled stock appreciation rights (“SARs”) that were granted during the three months ended March 31, 2009. SARs provide the holder the right to receive an amount, payable in the Company’s common stock, equal to the excess of the market value of the Company’s common stock on the date of exercise over the base price at the time the right was granted. The base price may not be less than the market price of the Company’s common stock on the date of grant. All SARs vest ratably over a five year period and have a term of seven years. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), equity-settled SARs are treated as equity instruments similar to stock options. There were no issuances of SARs prior to 2009.
During the six months ended June 30, 2008 and 2009, the weighted-average fair value of stock options and SARs granted was $2.72 and $2.24, respectively. The fair value of stock option and SAR grants were estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Six Months Ended June 30,
	2008	2009
Weighted-average expected term of options (in years, using the simplified method)	4.5	4.7
Expected volatility factor (based on peer group volatility)	36%	40%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	3.2%	1.8%
The Company’s estimated forfeiture rate during the six months ended June 30, 2008 and 2009 was 8%.
The aggregate intrinsic value for the stock options outstanding and exercisable at June 30, 2009 was $4.9 million and $4.7 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the quoted market price of the Company’s common stock and the stock option’s exercise price, multiplied by the number of in-the-money options) that would have been received by holders had all holders exercised their awards on June 30, 2009. At June 30, 2009, the SARs were neither in-the-money nor exercisable. The intrinsic value of the stock options exercised during the six months ended June 30, 2009 was $.4 million.
At June 30, 2009, unrecognized SFAS 123(R) stock-based compensation expense associated with unvested stock options and SARs was $1.8 million. The Company has elected to recognize compensation expense for grants of stock options and SARs using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each grant as if each grant was, in substance, multiple grants. The unrecognized stock-based compensation expense as of June 30, 2009 is expected to be recognized over a weighted-average period of 1.8 years.

The Company recognized stock-based compensation expense of $ .5 million and $.4 million for the three months ended June 30, 2008 and 2009, respectively, and $.7 million for both six month periods ended June 30, 2008 and 2009. During the three and six months ended June 30, 2008, stock-based compensation expense included expense of $.2 million and $.1 million, respectively, related to mark-to-market accounting adjustments for variable stock options. During the three and six months ended June 30, 2009, stock-based compensation expense included expense of $.1 million related to mark-to-market accounting adjustments for variable stock options.
The income tax benefit associated with stock option exercises for the six months ended June 30, 2008 and 2009 was $123,143 and $54,751, respectively, and is included in cash flows from financing activities.
In April 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan (the “2009 Plan”) for officers, employees, independent directors and other key persons of the Company. The Plan is intended to replace the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The Company’s stockholders approved the 2009 Plan on June 2, 2009. As a result, no further awards will be granted under the 2006 Plan and the 2006 Plan has been terminated. Stock-based awards (including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, dividend equivalent rights and other stock-based awards) may be granted under the 2009 Plan. Subject to adjustment for stock splits, stock dividends and similar events, the total number of shares of stock that can be issued under the 2009 Plan is 1,800,000. At June 30, 2009, there were 1,790,000 shares available for future grants under the 2009 Plan.
3.     INVENTORIES, NET
Inventories, net consists of the following:

	`
	December 31,	June 30,
	2008	2009
Raw materials	$10,059,194	$7,830,725
Work-in-process	4,868,764	7,333,568
Finished goods	2,203,198	3,819,277

	$17,131,156	$18,983,570

4.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,	June 30,
	2008	2009
Machinery and equipment	$32,119,057	$34,005,077
Leasehold improvements	4,997,859	4,999,193
Furniture, fixtures and office equipment	4,332,707	4,253,512
Computer software	2,102,246	2,168,899
Equipment not yet placed in service	9,340,174	15,027,793

	52,892,043	60,454,474
Less: Accumulated depreciation and amortization	(21,344,267)	(24,411,428)

	$31,547,776	$36,043,046

Equipment not yet placed in service at December 31, 2008 and June 30, 2009 primarily consists of deposits made for custom manufacturing equipment being constructed for a test strip manufacturing expansion plan previously approved by the Company’s Board of Directors. Depreciation expense on these assets will commence once the assets are substantially complete, ready for their intended use and the Company begins to produce inventory ready for sale. Substantially complete and ready for use is at the point in which the assets have been received, installed and validated. These assets are expected to have average estimated useful lives of 7 to 8 years. The Company believes this new equipment will be fully operational in 2010.
Depreciation expense was $1.5 million and $3.2 million for the six months ended June 30, 2008 and 2009, respectively. In order to improve production yields on the Company’s new test strip platform, $1.2 million of equipment will be replaced in 2009 and is being depreciated on an accelerated basis through September 2009. For the six months ended June 30, 2009, depreciation expense related to this equipment was $.7 million.
Amortization expense of computer software was $.3 million and $.1 million for the six months ended June 30, 2008 and 2009, respectively.

5.     ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,	June 30,
	2008	2009
Accrued salaries and benefits	$4,757,671	$5,403,000
Sales returns reserve	4,629,056	3,937,408
Accrued customer liabilities	7,782,322	7,337,379
Managed care rebates	2,731,880	3,080,493
Other accrued liabilities	1,626,631	2,045,438

	$21,527,560	$21,803,718

6.     CREDIT FACILITY AND LONG-TERM DEBT
In April 2009, the Company renewed and amended its credit facility by increasing the amount available under its unsecured revolving line of credit from $10.0 million to $15.0 million (“Credit Facility”). The Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Facility agreement. The Credit Facility contains financial and other covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, make investments and participate in a change in control. The financial covenants require the Company to maintain a ratio of funded debt to EBITDA, as defined in the Credit Facility agreement, not to exceed 2.50, and an interest coverage ratio, as defined, of not less than 2.50. Failure to comply with these covenants and other restrictions would constitute an event of default. As of June 30, 2009, the Company had $15.0 million available under its Credit Facility and no outstanding balance, and the Company was in compliance with the financial covenants and other restrictions of the Credit Facility.
7.     INCOME TAXES
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. The provision for income taxes in 2008 includes the recognition of approximately $.6 million in uncertain tax positions associated with the completion of audits of our 2003 and 2004 federal income tax returns by the Internal Revenue Service. The provision for income taxes for 2009 includes increases in reserves for uncertain tax provisions. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom and Canada. The Company has closed U.S. federal income tax matters for all years through 2005. Currently, there are no tax years under IRS examination.
During the six months ended June 30, 2009, the Company’s unrecognized tax benefits increased by $.2 million due to increases in reserves for uncertain tax positions. At June 30, 2009, the Company had gross unrecognized tax benefits of $.8 million. The total unrecognized tax benefits, if recognized, would reduce our effective tax rate in the period of recognition. We recognize interest and penalties related to tax matters within the provision for income taxes in the consolidated statements of income as incurred. Accruals for interest and penalties recorded during the three and six months ended June 30, 2009 were not material.
8.     EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of stock options and SARs. In computing diluted earnings per share, we use the treasury stock method.

The following summarizes the weighted average number of common shares outstanding during the three and six months ended June 30, 2008 and 2009 that were used to calculate basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Weighted average number of common shares outstanding for basic earnings per share	17,841,219	16,876,361	17,869,996	17,099,945
Effect of dilutive securities: Stock options and SARs	1,076,593	743,635	1,087,336	747,008

Weighted average number of common and common equivalent shares outstanding	18,917,812	17,619,996	18,957,332	17,846,953

During the three and six months ended June 30, 2008, the Company had 1.2 million and 1.0 million, respectively, of employee stock options outstanding, that have been excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2009, the Company had 2.0 million and 2.9 million of outstanding employee stock options and SARs, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.
9.     COMMON STOCK REPURCHASE PROGRAM
In December 2008, the Company’s Board of Directors authorized the Company, under a repurchase program, to purchase $5.0 million of its common stock. Purchases under this program began in January 2009. During the three and six months ended June 30, 2009, the Company repurchased 342,117 shares and 814,805 shares at a cost of $2.1 million and $5.0 million, respectively, and completed its stock repurchase program. All purchases under the program were made in the open market, subject to market conditions and trading restrictions.
10.     FAIR VALUE MEASUREMENTS
As of June 30, 2009, the Company had $20.0 million of cash and cash equivalents, which are invested primarily in overnight money market funds that trade at a net asset value of $1.00 per share. The carrying amounts of accounts receivable, inventories, other assets, accounts payable and accrued liabilities approximate fair value because of the short term maturity of these instruments. The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include property and equipment, goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.
In February 2009, the Company entered into a non-deliverable forward (“NDF”) contract for a notional amount of $4.0 million with a maturity date of August 2009 to reduce exposure to foreign currency fluctuations on transactions with its foreign subsidiary in Taiwan. This replaced a similar NDF contract which matured in February 2009. At December 31, 2008 and June 30, 2009, the fair values of the NDF’s were ($.3) million and $.1 million, which were included in accrued liabilities and prepaid expenses and other current assets, respectively, in the consolidated balance sheets. Fair value is estimated based on Level 2 observable inputs (defined as inputs, other than quoted prices in active markets, that are observable either directly or indirectly) for the current NDF forward rates for similar contracts. During the six months ended June 30, 2009, the Company recorded $.1 million in net market value gains on NDF contracts. Net market value adjustments have been recorded in other income (expense) in the consolidated statement of operations.
11.     CONTINGENCIES
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

FDA Matter
The United States Food and Drug Administration (“FDA”) has requested meetings with manufacturers of blood glucose monitoring systems, including the Company, to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. The Company’s TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, the Company modified its labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, the Company was asked to work with the FDA to develop a plan that addresses these concerns and to further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by FDA, may limit the distribution of these products, may require additional labeling and educational materials, may require that a different type of enzyme be utilized in these products, or may require the withdrawal of these products from the market. The Company submitted a risk mitigation plan to the FDA in March 2009 and began reviewing its plan with the agency in May 2009. While the Company has submitted its plan and continues to work with the agency to address the agency’s ongoing questions and concerns, management is unable to predict the outcome of this matter. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable or asset impairment charges, if any, may be necessary. An unfavorable outcome in this matter could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
12.     SIGNIFICANT CONCENTRATIONS OF BUSINESS AND CREDIT RISK
Evaluations of customers’ financial condition are performed regularly. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. The Company exports its products throughout the world. Except as noted herein, the Company’s consolidated financial condition and results of operations have not been significantly impacted to date by the economic difficulties experienced by some of these countries. The Company has two distributors located in Latin America that have been negatively impacted by poor economic conditions and weakening local currencies. One of these customers distributes the Company’s products in Venezuela. In Venezuela, government approval is required to convert local currency into U.S dollars, and these exchange controls affect our customer’s ability to readily convert earnings in Venezuela into U.S. dollars in order to make payments to suppliers, including the Company. Government approval has lagged payment due dates from time to time, resulting in delays of cash payments from this customer. The Company had U.S. dollar denominated receivables from its Latin American customers totaling $3.1 million and $1.9 million at December 31, 2008 and June 30, 2009, respectively (including $1.1 million and $.8 million at December 31, 2008 and June 30, 2009, respectively, due from its Venezuelan distributor). As of June 30, 2009, the Company anticipates that it will be able to collect these receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “Home Diagnostics,” the “Company,” “HDI”, “we,” “us” and “our” refer to Home Diagnostics, Inc. and our consolidated subsidiaries. The following discussion contains forward-looking statements. Please see our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” and Part II — Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” on page 3 of this Quarterly Report.
Company Overview
We are a developer, manufacturer and marketer of technologically advanced blood glucose monitoring systems and disposable supplies for diabetics worldwide. We market our blood glucose monitoring systems under both our own HDI brands and through a unique co-branding strategy in partnership with leading food and drug retailers, mass merchandisers, distributors, mail service providers and third-party payors in the United States and internationally.
Our co-branding distribution strategy allows our customers to leverage their brand strategy with ours and to deliver high- quality, low-cost blood glucose monitoring systems to their diabetic customers at attractive price points for the consumer and increased profit margins for the retailer or distributor.
We were founded in 1985 and have focused exclusively on the diabetes market since inception. We have two manufacturing facilities ? one located in Fort Lauderdale, Florida, and the other in Hsinchu City, Taiwan. We manufacture, test and package our blood glucose test strips at our facility in Fort Lauderdale. Our blood glucose meters are assembled in our Taiwan facility. Labeling, final assembly, quality control testing and shipment of our blood glucose monitoring systems are conducted in our Fort Lauderdale facility. Our test strip manufacturing processes are highly automated. We believe we have sufficient capacity to produce test strips for our TRUEtrack, TRUEread, TRUEbalance and Sidekick biosensor systems and our Prestige photometric system to meet current and future demand, without significant incremental capital investment. In September 2008, we launched our TRUEresult and TRUE2go no-coding systems, which use our TRUEtest biosensor test strip platform. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support current demand. In order to meet expected long-term demand for these products, in 2008, our Board of Directors approved a test strip manufacturing capacity expansion plan. We believe this new equipment will be fully operational in 2010.
We sell our products in the following distribution channels:
•	Retail — The retail channel generates the majority of sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic Distribution — The domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail Service — The mail service channel includes sales to leading mail service providers who market their products primarily to Medicare recipients.

•	International — The international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors in Latin America, Europe, Australia and China.

Our net sales by channel were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
Domestic:
Retail	$6,077,281	18.2%	$8,826,815	27.0%	$12,555,199	21.5%	$16,940,375	29.6%
Distribution	17,884,002	53.6	14,849,964	45.5	29,207,299	49.9	24,025,561	42.0
Mail service	5,254,149	15.8	5,761,221	17.6	9,590,904	16.4	11,044,957	19.3

Total Domestic	29,215,432	87.6	29,438,000	90.1	51,353,402	87.8	52,010,893	90.9
International	4,140,409	12.4	3,215,785	9.9	7,122,719	12.2	5,244,520	9.1

Total	$33,355,841	100.0%	$32,653,785	100.0%	$58,476,121	100.0%	$57,255,413	100.0%

We enter into agreements with certain of our customers from time to time concerning terms of sale such as volume discounts and minimum requirements for maintaining, for example, favorable pricing or exclusivity. However, we do not rely on written agreements to any significant extent, but rather on our relationships with our customers. Most of our sales are made pursuant to purchase orders.
We strive to maximize our installed base of meters to drive future sales of our test strips. Meters, which are sold individually or in a starter kit with a sample of test strips and other supplies, are typically sold at or below cost. It is also common for us to provide meters free of charge in support of managed care initiatives and other marketing opportunities. Test strip sales are a significant driver of our overall gross margins. We measure our operating performance in many ways, including the ratio of test strips to meters sold in a given period. Our gross margins are affected by several factors, including manufacturing costs, the ratio of test strips to meters, free meter distributions and product pricing. Our gross margins can be negatively impacted by new product introductions as we invest to build an installed base of users for new systems. This is due to several factors, including the cost of manufacturing and shipping free or discounted meters, the lower ratio of test strip-to-meter sales during the roll-out period and cost inefficiencies during scale up of manufacturing. We expect the recent launch of our new no-code meter systems to continue to have a negative impact on our gross margins through 2009 as we continue to build an installed base of users.
Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer, technical service, finance and administrative expenses and non-cash stock-based compensation expense. We have been involved in patent-related litigation concerning certain of our products. As such, our legal costs can be significant, and their timing is difficult to predict.
We have made significant investments in our research and development initiatives. Our research and development costs, which were 8.2% and 6.8% of net sales for the six months ended June 30, 2008 and 2009, respectively, include salaries and related costs for our scientists and staff, as well as costs for clinical studies, materials, consulting and other third-party services. Our research and development team is working to develop new technologies that we believe will broaden our product portfolio and enhance our current products.

Results of Operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
Net sales	$33,355,841	100.0%	$32,653,785	100.0%	58,476,121	100.0%	$57,255,413	100.0%
Cost of sales	13,469,076	40.4	15,338,500	47.0	24,001,009	41.0	28,356,894	49.5

Gross profit	19,886,765	59.6	17,315,285	53.0	34,475,112	59.0	28,898,519	50.5
Operating Expenses:
Selling, general and administrative	13,698,713	41.0	12,574,343	38.5	25,569,431	43.8	24,683,190	43.1
Research and development	2,426,666	7.3	1,971,113	6.0	4,783,514	8.2	3,854,716	6.8

Total operating expenses	16,125,379	48.3	14,545,456	44.5	30,352,945	52.0	28,537,906	49.9

Income from operations	3,761,386	11.3	2,769,829	8.5	4,122,167	7.0	360,613	.6
Other income (expense)
Interest income (expense), net	213,719	.6	15,558	—	541,587	.9	65,706	.1
Other income (expense), net	105,992	.3	17,866	.1	(420,589)	(.7)	137,671	.3

Total other income (expense)	319,711	.9	33,424	.1	120,998	.2	203,377	.4

Income before income taxes	4,081,097	12.2	2,803,253	8.6	4,243,165	7.2	563,990	1.0

Provision for income taxes	1,396,838	4.2	907,494	2.8	837,540	1.4	367,230	.6

Net income	$2,684,259	8.0%	$1,895,759	5.8%	$3,405,625	5.8%	$196,760	.4%

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2009
Net sales decreased $.7 million, or 2.1%, to $32.7 million for the three months ended June 30, 2009, as compared to $33.4 million for the same period in 2008. The decrease was primarily due to lower average selling prices which contributed $4.3 million and increased managed care rebates of $.3 million, partially offset by higher sales volume of $2.9 million and reduced sales returns of $1.0 million. The decrease in our average selling prices of $4.3 million was primarily due to price compression and volume-based test strip pricing incentives within our mail service, domestic distribution and international channels. The increased volume of $2.9 million reflects the continued trend of increased distribution of our biosensor systems, including our new no-code products, totaling approximately $5.4 million, partially offset by a decrease in our photometric system and other sales of approximately $2.5 million. The $1.0 million decrease in our provision for sales returns resulted primarily from a return reserve provision recorded during the second quarter of 2008 in anticipation of launching the TRUEtest product platform following FDA clearance.
Cost of sales increased $1.9 million, or 13.9%, to $15.4 million for the three months ended June 30, 2009, as compared to $13.5 million for the same period in 2008. The increase was driven primarily by increased sales volume which contributed $1.5 million and increased product manufacturing costs of $.3 million. This increase is due to scaling our TRUEtest test strip manufacturing process and includes $.4 million of accelerated depreciation expense on $1.2 million of equipment that is being replaced in the fourth quarter of 2009. Cost of sales as a percentage of sales increased to 47.0% for the three months ended June 30, 2009, compared to 40.4% for the same period in 2008. This 6.6% increase was primarily due to lower pricing which contributed 5.4%, increased product cost which contributed 1.0%, and changes in product mix including a decrease in the strip-to-meter ratio which contributed 1.2%, partially offset by sales returns of 1.2%.
Gross profit decreased $2.6 million, or 12.9%, to $17.3 million for the three months ended June 30, 2009, as compared to $19.9 million for the same period in 2008. This decrease is primarily due to lower average selling prices of $4.3 million, increased managed care rebates of $.3 million and increased product manufacturing costs of $.3 million, partially offset by increased volume of $1.4 million and reduced sales returns of $1.0 million. As a percentage of net sales, gross profit decreased to 53.0% for the three months ended June 30, 2009, compared to 59.6% for the same period in 2008, due primarily to the items noted above.
Selling, general and administrative expenses decreased $1.1 million, or 8.2%, to $12.6 million for the three months ended June 30, 2009, as compared to $13.7 million for the same period in 2008. Sales and marketing costs related to advertising and promotions were higher in 2008, in part due to costs related to launching the new TRUEresult, TRUE2go and TRUEtest line of products. The reduction in selling, general and administrative expenses during the three months ended June 30, 2009 is also attributable to efforts to reduce these expenses in 2009 and lower sales commission expense of $.2 million during this period. As a percentage of net sales, selling, general and administrative expenses decreased to 38.5% for the three months ended June 30, 2009, compared to 41.0% for the same period in 2008 due to the reduced costs described herein.

Research and development expenses decreased $.4 million, or 18.8%, to $2.0 million for the three months ended June 30, 2009, as compared to $2.4 million for the same period in 2008. As a percentage of net sales, research and development costs decreased to 6.0% of sales for the three months ended June 30, 2009, compared to 7.3% for the same period in 2008. The decrease was due to 2008 development costs associated with the new TRUEresult, TRUE2go and TRUEtest line of products.
Operating income was $2.8 million, or 8.5% of net sales, for the three months ended June 30, 2009, compared to $3.8 million, or 11.3% of net sales, for the same period in 2008. The decrease was primarily due to increased cost of sales, as discussed above.
Interest income (expense), net was $-0- million for the three months ended June 30, 2009 compared to income of $.2 million for the same period in 2008. Interest income consists primarily of earnings on cash and cash equivalent balances during the period. The decrease in interest income is associated with lower cash and cash equivalent balances and lower interest rates.
Other income (expense), net was income of $-0- million for the three months ended June 30, 2009, compared to income of $.1 million for the same period in 2008. The income for the three months ended June 30, 2008 consists primarily of market-to-market adjustments on our non-deliverable forward contract, offset by foreign exchange gains and losses incurred by our Taiwan and U.K. subsidiaries due to changes in the value of the U.S. dollar.
Our provision for income taxes for the three months ended June 30, 2009 and 2008 was $.9 million and $1.4 million, respectively. Our effective tax rate for these periods was 32.4% and 34.2%, respectively.
Net income was $1.9 million for the three months ended June 30, 2009, compared to $2.7 million for the same period in 2008. Diluted net income per common share was $.11 on weighted-average common and common equivalent shares of 17.6 million for the three months ended June 30, 2009, compared to $.14 on weighted-average common and common equivalent shares of 18.9 million for the same period in 2008.
Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2009
Net sales decreased $1.2 million, or 2.1%, to $57.3 million for the six months ended June 30, 2009, as compared to $58.5 million for the same period in 2008. The decrease was primarily due to lower average selling prices which contributed $5.8 million and increased managed care rebates of $.4 million, partially offset by higher sales volume of $3.8 million and reduced sales returns of $ 1.2 million. The decrease in our average selling prices of $5.8 million was primarily due to price compression and volume-based test strip pricing incentives within our mail service, domestic distribution and international channels. The increased volume of $3.8 million reflects the continued trend of increased distribution of our biosensor systems, including our new no-code products, totaling approximately $ 8.9 million, partially offset by a decrease in our photometric system and other sales of approximately $5.1 million. The $1.2 million decrease in our provision for sales returns resulted primarily from a return reserve provision recorded during the second quarter of 2008 in anticipation of launching the TRUEtest product platform following FDA clearance.
Cost of sales increased $4.4 million, or 18.1%, to $28.4 million for the six months ended June 30, 2009, as compared to $24.0 million for the same period in 2008. The increase was driven primarily by increased sales volume of $2.5 million and increased product manufacturing costs of $1.9 million. Increased product manufacturing costs were primarily associated with scaling our TRUEtest test strip manufacturing process, including $.7 million of accelerated depreciation expense related to $1.2 million of equipment being replaced in the fourth quarter of 2009. As a percentage of net sales, cost of sales increased to 49.5% for the six months ended June 30, 2009, compared to 41.0% for the same period in 2008. This 8.5% increase was primarily due to lower pricing which contributed 4.5%, increased product cost which contributed 3.2% and changes in product mix including a decrease in the strip-to-meter ratio which contributed 2.0%, partially offset by sales returns of 1.0%.
Gross profit decreased $ 5.6 million, or 16.2%, to $ 28.9 million for the six months ended June 30, 2009, as compared to $34.5 million for the same period in 2008. The decrease is primarily due to lower average selling prices of $5.8 million, increased managed care rebates of $.4 million and increased product manufacturing costs of $1.9 million, partially offset by increased volume of $1.3 million and reduced sales returns of $1.2 million. As a percentage of net sales, gross profit decreased to 50.5% for the six months ended June 30, 2009, compared to 59.0% for the same period in 2008, due primarily to the items noted above.

Selling, general and administrative expenses decreased $.9 million, or 3.5%, to $24.7 million for the six months ended June 30, 2009, as compared to $25.6 million for the same period in 2008. Sales and marketing costs related to advertising and promotions were higher in 2008, in part due to costs related to launching the new TRUEresult, TRUE2go and TRUEtest line of products. The reduction in selling, general and administrative expenses during the six months ended June 30, 2009 is also attributable to efforts to reduce these expenses in 2009 and lower sales commission expense of $.3 million during this period, partially offset by an increase in salary expense and other employee-related expenses related to a severance agreement and other CEO transition costs incurred during the three months ended March 31, 2009 of approximately $.4 million. As a percentage of net sales, selling, general and administrative expenses decreased to 43.1% for the six months ended June 30, 2009, compared to 43.8% for the same period in 2008.
Research and development expenses decreased $.9 million, or 19.4%, to $3.9 million for the six months ended June 30, 2009, as compared to $4.8 million for the same period in 2008. As a percentage of net sales, research and development costs decreased to 6.8% of sales for the six months ended June 30, 2009, compared to 8.2% for the same period in 2008. The decrease was due to 2008 development costs associated with the TRUEresult, TRUE2go and TRUEtest line of products.
Operating income was $.4 million, or .6% of net sales, for the six months ended June 30, 2009, compared to $4.1 million, or 7.0% of net sales, for the same period in 2008. The decrease was primarily due to increased cost of sales, as noted above.
Interest income (expense), net was $.1 million for the six months ended June 30, 2009, compared to $.5 million for the same period in 2008. Interest income consists primarily of earnings on cash and cash equivalent balances during the period. The decrease in interest income is primarily associated with lower cash and cash equivalent balances and lower interest rates.
Other income (expense), net was income of $.1 million for the six months ended June 30, 2009, compared to expense of $(.4) million for the same period in 2008. The expense during the six months ended June 30, 2008 was primarily related to foreign exchange losses incurred by our Taiwan subsidiary due to declines in the value of the U.S. dollar. The income during the six months ended June 30, 2009 consists primarily of mark-to-market adjustments on our non-deliverable forward contracts offset by foreign exchange gains and losses incurred by our Taiwan subsidiary due to changes in the value of the U.S. dollar.
Our provision for income taxes for the six months ended June 30, 2008 and 2009 was $.8 million and $.4 million, respectively. The provision in 2008 includes a benefit recognized of approximately $.6 million related to the resolution of uncertain tax positions associated with the completion of audits of our 2003 and 2004 federal income tax returns by the Internal Revenue Service. The provision for income taxes in 2009 includes a provision for increases in reserves for uncertain tax positions.
Net income was $.2 million for the six months ended June 30, 2009, compared to $3.4 million for the same period in 2008. Diluted net income per common share was $.01 on weighted-average common and common equivalent shares of 17.8 million for the six months ended June 30, 2009, compared to $.18 on weighted-average common and common equivalent shares of 19.0 million for the same period in 2008.
Liquidity and Capital Resources
At June 30, 2009, we had $20.0 million of cash and cash equivalents. As discussed below, we have $15.0 million available under our unsecured revolving credit facility. Our primary capital requirements are to fund capital expenditures. Significant sources of liquidity are cash on hand, cash flow from operating activities, working capital and borrowings from our revolving line of credit.
In April 2009, we renewed and amended our credit facility by increasing the amount available under our unsecured revolving line of credit from $10.0 million to $15.0 million (“Credit Facility”). The Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Facility agreement. The Credit Facility contains financial and other covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments and participate in a change in control. The financial covenants require us to maintain a ratio of funded debt to EBITDA, as defined in the Credit Facility agreement, not to exceed 2.5 and an interest coverage ratio, as defined, in the Credit Facility Agreement, of not less than 2.5. Failure to comply with these covenants and other restrictions would constitute an event of default. At June 30, 2009, we were in compliance with the financial covenants and other restrictions of our Credit Facility.

In December 2008, our Board of Directors authorized us, under a repurchase program, to purchase $5.0 million of our common stock. Purchases under this program began in January 2009. During the six months ended June 30, 2009, we repurchased approximately 815,000 shares at a cost of $5.0 million, and we completed our stock repurchase program. All purchases under the program were made in the open market, subject to market conditions and trading restrictions.
Cash flows provided by operating activities were $6.2 million and $1.5 million for the six months ended June 30, 2008 and 2009, respectively. The decrease in cash provided by operating activities was primarily due to the decrease in net income during the six months ended June 30, 2009 compared to the prior period and a tax refund of $2.5 million received in April 2008 related to the settlement of an IRS audit.
Cash flows used in investing activities were $3.3 million and $7.7 million for the six months ended June 30, 2008 and 2009, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for our new TRUEresult, TRUE2go and TRUEtest line of products and additional manufacturing equipment used on our other biosensor test strip manufacturing line. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support our current demand. In order to meet the expected long-term demand for these products, our Board of Directors approved a test strip manufacturing expansion plan at an aggregate cost of approximately $19 million. To date, we have spent $11.8 million related to the expansion, of which $4.7 million was spent during the six months ended June 30, 2009. As of June 30, 2009, we have remaining purchase commitments totaling approximately $6.6 million for equipment under this expansion plan. We believe this new equipment will be fully operational in 2010. We expect our 2009 annual capital expenditures to be in the range of $17 million to $19 million, including $12 million related to the expansion.
Cash flows used in financing activities were $1.4 million and $4.3 million for the six months ended June 30, 2008 and 2009, respectively, which consisted primarily of cash used for purchases of common stock under our stock repurchase program of $2.3 million and $5.0 million, partially offset by proceeds from stock option exercises of $.8 million and $.7 million, during the respective periods.
We expect that our cash flow from operations, current cash and funds available under the Credit Facility will be sufficient to finance our working capital requirements, fund capital expenditures and meet our contractual obligations for at least the next twelve months.
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2009, the Company had $15.0 million available under its unsecured line of credit and no outstanding balance. The Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to EBITDA, as defined.
Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars to prepare our consolidated financial statements. Therefore, our consolidated financial condition and results of operations are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the relevant period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income. For each of the three months ended June 30, 2008 and 2009, we estimate that a 10.0% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $.1 million, respectively.
In February 2009, we entered into a non-deliverable forward (“NDF”) contract for a notional amount of $4.0 million with a maturity date of August 2009 to reduce our exposure to foreign currency fluctuations on transactions with our foreign subsidiary in Taiwan. This replaced a similar NDF contract which matured in February 2009. At June 30, 2009, the fair value of the NDF was not significant. Fair value is estimated based upon Level 2 observable inputs (defined as inputs, other than quoted prices in active markets, that are observable either directly or indirectly) for the current NDF forward rates for similar contracts. We estimate that a 10.0% increase or decrease in the NDF forward would increase or decrease our net income by approximately $.3 million, offsetting the impact of foreign currency market risk related to our Taiwan subsidiary described above.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation
We are involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as for matters disclosed in this Form 10-Q, the outcome of such proceedings will not materially affect our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes, except as noted below, from the risk factors previously disclosed in our most recent Annual Report on Form 10-K for the period ending December 31, 2008.
The United States Food and Drug Administration has expressed concern over the use of blood glucose monitoring systems that use test strips with the GDH-PQQ enzyme. Failure to resolve FDA’s concerns could materially harm our business.
The United States Food and Drug Administration (“FDA”) has requested meetings with manufacturers of blood glucose monitoring systems, including us, to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. Our TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, we modified our labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, we were asked to work with FDA to develop a plan that addresses these concerns and to further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by FDA, may limit the distribution of these products, may require additional labeling and educational materials, may require that a different type of enzyme be utilized in these products, or may require the withdrawal of these products from the market. We submitted a risk mitigation plan to FDA in March 2009 and began reviewing our plan with the agency in May 2009. While we have submitted our plan and continue to work with the agency to address its ongoing questions and concerns, we are unable to predict the outcome of this matter. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable or asset impairment charges, if any, may be necessary. An unfavorable outcome in this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
Competitive bidding for durable medical equipment suppliers could negatively affect our business.
On April 2, 2007, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to implement a new competitive bidding program in Medicare. The new competitive bidding program, mandated by Congress in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), will replace the current Medicare fee schedule for certain durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) in nine of the largest Metropolitan Statistical Areas (“MSAs”) across the country and will apply initially to ten categories of medical equipment and supplies, including diabetic supplies obtained via mail order arrangements (e.g., test strips and lancets used with blood glucose meters). On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. This new law has delayed the Medicare DMEPOS Competitive Bidding Program for 18 to 24 months. The new law also mandated a 9.5% reduction in Medicare reimbursement for DMEPOS, including diabetic supplies obtained via mail order arrangements, effective January 1, 2009.
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
In August 2009, CMS announced a timeline for the Round 1 Rebid of the Medicare competitive bidding program to take place in eight of the largest MSAs with final implementation of the Round 1 Rebid contracts and prices in 2011. Mail order diabetic supplies are included in the Round 1 Rebid program. The mail order diabetic supply market will likely be affected in two ways. First, Medicare reimbursement for mail order diabetic testing supplies furnished to Medicare beneficiaries located in the MSAs will likely be reduced, perhaps significantly. Second, the number of diabetic testing suppliers that currently furnish testing supplies to Medicare beneficiaries located in the MSAs will likely be reduced due to the competitive bidding process. Competition for Round 2 of the competitive bidding program in 70 additional MSAs has been delayed until 2011. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.

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
Additionally, there is uncertainty surrounding the implementation of recent legislation involving payments for medical device products under government programs such as Medicare and Medicaid and the possibility that additional measures will be implemented through healthcare reform. Depending on how existing provisions are implemented or whether reform measures are adopted, reimbursement may be reduced or not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In January 2009, we announced that our Board of Directors had authorized an additional $5.0 million stock repurchase program (collectively, the “Common Stock Repurchase Program”). All purchases under the Common Stock Repurchase Program were made in the open market, subject to market conditions and trading restrictions. As of June 30, 2009, we had completed our stock repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

				Appropriate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price Paid	Part of the	Purchased Under the
Period	Shares Purchased	per Share	Repurchase Program	Repurchase Program

April 1, 2009 to April 30, 2009	169,386	$6.03	169,386	$1,051,543
May 1, 2009 to May 31, 2009	94,631	6.04	94,631	477,534
June 1, 2009 to June 30, 2009	78,100	6.08	78,100	—

Total for April 1 to June 30, 2009	342,117	6.07	342,117

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on June 2, 2009. At the meeting, the following items were voted on by stockholders:
1)	Mssrs. George H. Holley and Joseph H. Capper were each elected by the stockholders to a term to expire in 2012:

Nominee	For	Withheld	Broker Non-Votes
George H. Holley	11,518,308	3,410,303	N/A
Joseph H. Capper	11,520,641	3,407,970	N/A
Mssrs. Donald P. Parson, Tom Watlington, G. Douglas Lindgren and Richard Upton each has a term of office that continued after the 2009 Annual Meeting.
2)	Management’s proposal to approve the Home Diagnostics, Inc. 2009 Equity Incentive Plan was approved:

For	Against	Abstain	Broker Non-Votes
7,668,835	5,763,364	16,542	1,480,320
3)	Management’s proposal to ratify the appointment of PricewaterhouseCoopers LLP as its independent registered certified public accounting firm for 2009 was approved:

For	Against	Abstain	Broker Non-Votes
14,909,945	11,074	7,591	N/A

ITEM 6.	EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME DIAGNOSTICS, INC.
Date: August 7, 2009	By:	/s/ JOSEPH H. CAPPER
		Name:	Joseph H. Capper
		Title:	President and Chief Executive Officer (principal executive officer)

Date: August 7, 2009	By:	/s/ RONALD L. RUBIN
		Name:	Ronald L. Rubin
		Title:	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description

10.20	Home Diagnostics, Inc. 2009 Equity Incentive Plan (incorporated by reference to the Registrant’s Notice of Annual Meeting to Shareholders filed with the SEC on April 28, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.