Form 10-Q
period 2009-09-30
HOME DIAGNOSTICS INC
filed 2009-11-06
CIK 884909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number: 001-33027
HOME DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2594392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 NW 55th Court
Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☒
As of October 30, 2009, there were 16,925,304 shares of common stock, par value $0.01 per share, of the Registrant issued and outstanding.

HOME DIAGNOSTICS, INC.
INDEX

Caution Concerning Forward-Looking Statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” and in Part II — Item 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q.

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,	September 30,
	2008	2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,367	$22,091
Accounts receivable, net	17,938	22,326
Inventories, net	17,131	18,578
Prepaid expenses and other current assets	1,684	1,604
Income taxes receivable	1,082	1,783
Deferred tax assets	4,317	4,852

Total current assets	72,519	71,234
Property and equipment, net	31,548	36,711
Goodwill	35,574	35,574
Other intangible assets, net	363	219
Deferred tax assets	440	459
Other assets, net	136	136

Total assets	$140,580	$144,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,746	$8,725
Accrued liabilities	20,768	21,088

Total current liabilities	28,514	29,813

Deferred tax liabilities	—	1,886
Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 60.0 million shares authorized; 17.5 million and 16.9 million shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	175	169
Additional paid-in capital	94,033	91,829
Retained earnings	18,569	21,110
Accumulated other comprehensive loss	(711)	(474)

Total stockholders’ equity	112,066	112,634

Total liabilities and stockholders’ equity	$140,580	$144,333

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net sales	$35,565	$34,500	$94,041	$91,755
Cost of sales	13,936	16,616	37,937	44,973

Gross profit	21,629	17,884	56,104	46,782

Operating expenses
Selling, general and administrative (including stock-based compensation expense of $665 and $522 and $1,409 and $1,268 for the three and nine months ended September 30, 2008 and 2009, respectively)	13,400	11,594	38,969	36,277
Research and development	2,035	2,051	6,819	5,905

Total operating expenses	15,435	13,645	45,788	42,182

Income from operations	6,194	4,239	10,316	4,600

Other income (expense)
Interest income (expense), net	231	10	773	75
Other income (expense), net	(82)	(31)	(503)	107

Total other income (expense)	149	(21)	270	182

Income before provision for income taxes	6,343	4,218	10,586	4,782
Provision for income taxes	1,808	1,302	2,646	1,669

Net income	$4,535	$2,916	$7,940	$3,113

Earnings per common share:
Basic	$.26	$.17	$.45	$.18

Diluted	$.24	$.17	$.42	$.18

Weighted average shares used in computing earnings per common share:
Basic	17,610	16,894	17,783	17,031

Diluted	18,792	17,616	18,902	17,769

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2008	17,482	$175	$94,033	$18,569	$(711)	$112,066
Stock-based compensation expense	—	—	1,268	—	—	1,268
Stock options exercised, including tax benefit of $79	257	2	948	—	—	950
Repurchases of common stock	(815)	(8)	(4,420)	(572)	—	(5,000)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	237	237
Net income	—	—	—	3,113	—	3,113

Total comprehensive income						3,350

Balance at September 30, 2009	16,924	$169	$91,829	$21,110	$(474)	$112,634

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net income	$7,940	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,917	5,104
Loss on asset disposals	110	—
Bad debt expense	30	210
Deferred income taxes	100	1,333
Stock-based compensation expense	1,409	1,268
Changes in assets and liabilities:
Accounts receivable	(7,550)	(4,597)
Inventories	(3,777)	(1,417)
Prepaid expenses and other current and non-current assets	(708)	70
Income taxes receivable and income taxes payable	2,706	(402)
Accounts payable	2,849	978
Accrued liabilities	3,362	23

Net cash provided by operating activities	9,388	5,683

Cash flows from investing activities:
Capital expenditures	(3,925)	(10,110)

Net cash used in investing activities	(3,925)	(10,110)

Cash flows from financing activities:
Proceeds from exercise of stock options	983	871
Excess tax benefits from stock-based compensation expense	274	79
Repurchases of common stock	(5,130)	(5,000)

Net cash used in financing activities	(3,873)	(4,050)

Effect of exchange rate changes on cash and cash equivalents	(106)	201

Net increase (decrease) in cash and cash equivalents	1,484	(8,276)
Cash and cash equivalents:
Beginning of period	32,696	30,367

End of period	$34,180	$22,091

Supplemental cash flow disclosures:
Cash paid during the period for -
Income taxes	$2,005	$394

The accompanying notes are an integral part of these consolidated financial statements.

HOME DIAGNOSTICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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
The Company has evaluated subsequent events through November 6, 2009, the date of issuance of its consolidated financial statements.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year’s presentation.
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
Recent Accounting Pronouncements
Business Combinations
In December 2007, the Financial Accounting Standards Board (“FASB”) revised its guidance for accounting for business combinations. The previous guidance applied only to business combinations in which control was obtained by transferring consideration. The revised guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. The guidance requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. It also requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions which are specified in the guidance. It also requires transaction costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in deferred tax asset valuation allowances and liabilities for tax uncertainties subsequent to the acquisition date that do not meet certain remeasurement criteria are also recorded in the income statement. The revised guidance generally applies prospectively to business combinations for which the acquisition date is on or after the effective date of the guidance, which is the first annual reporting period beginning on or after December 15, 2008. Early adoption was prohibited. The Company adopted the revised guidance for business combinations as of January 1, 2009 with no impact to its consolidated financial position or results of operations.

Fair Value Measurements
In September 2006, the FASB issued accounting guidance on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance, which delayed the effective date of their fair value measurement guidance one year for all nonfinancial assets and liabilities. On January 1, 2008, the Company adopted the provisions of the fair value measurement guidance for financial assets and liabilities. On January 1, 2009, the Company adopted this guidance for nonfinancial assets and liabilities. There was no impact to the Company’s consolidated financial position or results of operations upon adoption of this guidance.
Non-Controlling Interests
In December 2007, the FASB issued guidance for accounting for non-controlling interests. The guidance requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on this guidance, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. This guidance was effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. The Company adopted this guidance as of January 1, 2009 with no impact to its consolidated financial position or results of operations.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued guidance concerning financial statement disclosures about derivatives and hedging activities. The purpose of this guidance is to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance as of January 1, 2009. As this guidance relates specifically to disclosures, its adoption had no impact on the Company’s consolidated financial position or results of operations.
Subsequent Events
In May 2009, the FASB issued guidance concerning subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance should not result in significant changes to the subsequent events that an entity reports in its financial statements. It does introduce the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. Public entities are required to evaluate subsequent events through the date that the financial statements are issued. This guidance is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial position or results of operations.
FASB Accounting Standards Codification
In June 2009, the FASB issued guidance concerning its Codification of accounting pronouncements. The Codification has become the single source for all authoritative U.S. GAAP recognized by the FASB, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change current GAAP. The FASB’s pronouncements are now issued as Accounting Standards Updates to the Codification. The Company adopted this guidance in September 2009. The adoption of this guidance had no impact on the Company’s consolidated financial position or results of operations.

2. STOCK-BASED COMPENSATION
A summary of the Company’s stock option and stock appreciation right activity and related information for the nine months ended September 30, 2009 is as follows:

			Weighted-
		Range of	Average
	Stock Options	Exercise	Exercise
	and SARS	Prices	Prices
	(In thousands)
Outstanding at December 31, 2008	3,146	$2.99 — 12.00	$5.93
Granted	899	5.73 — 6.61	6.17
Exercised	(257)	2.99 — 4.49	3.39
Forfeited or cancelled	(144)	3.63 — 12.00	9.19

Outstanding at September 30, 2009	3,644	2.99 — 12.00	4.27

Exercisable at September 30, 2009	2,439	2.99 — 12.00	4.27

The total stock options and stock appreciation rights outstanding at September 30, 2009 includes 200,000 equity-settled stock appreciation rights (“SARs”) that were granted during the three months ended March 31, 2009. SARs provide the holder the right to receive an amount, payable in the Company’s common stock, equal to the excess of the market value of the Company’s common stock on the date of exercise over the base price at the time the right was granted. The base price may not be less than the market price of the Company’s common stock on the date of grant. All SARs vest ratably over a five year period and have a term of seven years. For accounting purposes, equity-settled SARs are treated as equity instruments similar to stock options. There were no issuances of SARs prior to 2009.
During the nine months ended September 30, 2008 and 2009, the weighted-average fair value of stock options and SARs granted was $2.72 and $2.24, respectively. The fair value of stock option and SAR grants were estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Nine Months Ended September 30,
	2008	2009
Weighted-average expected term of options (in years, using the simplified method)	4.4	4.7
Expected volatility factor (based on peer group volatility)	36%	40%
Expected dividend yield	none	none
Weighted average risk-free interest rate (based on applicable U.S. Treasury rates)	3.2%	1.8%
The Company’s estimated forfeiture rate during the nine months ended September 30, 2008 and 2009 was 8% and 10%, respectively.
The aggregate intrinsic value for the stock options outstanding and exercisable at September 30, 2009 was $6.1 million and $5.6 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the quoted market price of the Company’s common stock and the stock option’s exercise price, multiplied by the number of in-the-money options) that would have been received by holders had all holders exercised their awards on September 30, 2009. The intrinsic value of the stock options exercised during the nine months ended September 30, 2009 was $.7 million.
At September 30, 2009, unrecognized stock-based compensation expense associated with unvested stock options and SARs was $1.3 million. The Company has elected to recognize compensation expense for grants of stock options and SARs using a graded vesting attribution methodology, whereby compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each grant as if each grant was, in substance, multiple grants. The unrecognized stock-based compensation expense as of September 30, 2009 is expected to be recognized over a weighted-average period of 1.8 years.
The Company recognized stock-based compensation expense of $ .7 million and $.6 million for the three months ended September 30, 2008 and 2009, respectively, and $1.4 million and $1.3 million for the nine month periods ended September 30, 2008 and 2009, respectively.

The income tax benefit associated with stock option exercises for the nine months ended September 30, 2008 and 2009 was $.3 million and $.1 million, respectively, and is included in cash flows from financing activities.
In April 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan (the “2009 Plan”) for officers, employees, independent directors and other key persons of the Company. The Plan is intended to replace the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The Company’s stockholders approved the 2009 Plan on June 2, 2009. As a result, no further awards will be granted under the 2006 Plan and the 2006 Plan has been terminated. Stock-based awards (including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, dividend equivalent rights and other stock-based awards) may be granted under the 2009 Plan. Subject to adjustment for stock splits, stock dividends and similar events, the total number of shares of stock that can be issued under the 2009 Plan is 1,800,000. At September 30, 2009, there were 1,790,000 shares available for future grants under the 2009 Plan.
3. INVENTORIES, NET
Inventories, net consists of the following (in thousands):

	December 31,	September 30,
	2008	2009
Raw materials	$10,059	$8,058
Work-in-process	4,869	7,374
Finished goods	2,203	3,146

	$17,131	$18,578

4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	December 31,	September 30,
	2008	2009
Machinery and equipment	$32,119	$35,685
Leasehold improvements	4,998	5,200
Furniture, fixtures and office equipment	4,333	4,288
Computer software	2,102	2,183
Equipment not yet placed in service	9,340	15,334

	52,892	62,690
Less: Accumulated depreciation and amortization	(21,344)	(25,979)

	$31,548	$36,711

Equipment not yet placed in service at December 31, 2008 and September 30, 2009 primarily consists of deposits made for custom manufacturing equipment being constructed for a test strip manufacturing expansion plan previously approved by the Company’s Board of Directors. Depreciation expense on these assets will commence once the assets are substantially complete, ready for their intended use and the Company begins to produce inventory ready for sale. Substantially complete and ready for use is at the point in which the assets have been received, installed and validated. These assets are expected to have average estimated useful lives of 7 to 8 years. The Company believes this new equipment will be fully operational in the first half of 2010.
Depreciation expense was $2.6 million and $5.0 million for the nine months ended September 30, 2008 and 2009, respectively. In order to improve production yields on the Company’s new test strip platform, $1.2 million of equipment will be replaced in 2009 and was depreciated on an accelerated basis through September 2009.
Amortization expense related to computer software was $.3 million and $.1 million for the nine months ended September 30, 2008 and 2009, respectively.

5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	December 31,	September 30,
	2008	2009
Accrued salaries and benefits	$4,758	$4,877
Sales returns reserve	4,629	3,827
Accrued customer liabilities	7,022	6,305
Managed care rebates	2,732	3,647
Other accrued liabilities	1,627	2,432

	$20,768	$21,088

6. CREDIT FACILITY AND LONG-TERM DEBT
In April 2009, the Company renewed and amended its credit facility by increasing the amount available under its unsecured revolving line of credit from $10.0 million to $15.0 million (“Credit Facility”). The Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Facility agreement. The Credit Facility contains financial and other covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, make investments and participate in a change in control. The financial covenants require the Company to maintain a ratio of funded debt to EBITDA, as defined in the Credit Facility agreement, not to exceed 2.50, and an interest coverage ratio, as defined, of not less than 2.50. Failure to comply with these covenants and other restrictions would constitute an event of default. As of September 30, 2009, the Company had $15.0 million available under its Credit Facility and no outstanding balance, and the Company was in compliance with the financial covenants and other restrictions of the Credit Facility.
7. INCOME TAXES
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. The provision for income taxes for 2009 includes increases in reserves for uncertain tax positions. The provision for income taxes in 2008 includes the recognition of approximately $.6 million in uncertain tax positions associated with the completion of audits of our 2003 and 2004 federal income tax returns by the Internal Revenue Service. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the United States, Taiwan, the United Kingdom and Canada. The Company has closed U.S. federal income tax matters for all years through 2005. Currently, there are no tax years under IRS examination.
During the nine months ended September 30, 2009, the Company’s unrecognized tax benefits increased by $.3 million due to increases in reserves for uncertain tax positions. At September 30, 2009, the Company had gross unrecognized tax benefits of $.9 million. The total unrecognized tax benefits, if recognized, would reduce the Company’s effective tax rate in the period of recognition. The Company recognizes interest and penalties related to tax matters within the provision for income taxes in the consolidated statements of operations as incurred. Accruals for interest and penalties recorded during the three and nine months ended September 30, 2009 were not material.
8. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of stock options and SARs. In computing diluted earnings per share, the Company uses the treasury stock method.

The following summarizes the weighted average number of common shares outstanding during the three and nine months ended September 30, 2008 and 2009 that were used to calculate basic and diluted earnings per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Weighted average number of common shares outstanding for basic earnings per share	17,610	16,894	17,783	17,031
Effect of dilutive securities: Stock options and SARs	1,182	722	1,119	738

Weighted average number of common and common equivalent shares outstanding	18,792	17,616	18,902	17,769

Antidilutive securities not included in the diluted earnings per share calculations:
Stock options and SARs	757	1,940	919	2,548

9. COMMON STOCK REPURCHASE PROGRAM
In December 2008, the Company’s Board of Directors authorized the Company, under a repurchase program, to purchase $5.0 million of its common stock. Purchases under this program began in January 2009. During the six months ended June 30, 2009, the Company repurchased 814,805 shares at a cost of $5.0 million, and completed its stock repurchase program in June 2009. All purchases under the program were made in the open market, subject to market conditions and trading restrictions.
10. FAIR VALUE MEASUREMENTS
As of September 30, 2009, the Company had $22.1 million of cash and cash equivalents, which are invested primarily in overnight money market funds that trade at a net asset value of $1.00 per share. The carrying amounts of accounts receivable, inventories, other assets, accounts payable and accrued liabilities approximate fair value because of the short term maturity of these instruments. The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include property and equipment, goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.
The Company enters into non-deliverable forward (“NDF”) contracts to reduce exposure to foreign currency fluctuations on transactions with its foreign subsidiary in Taiwan. In August 2009, the Company entered into an NDF contract for a notional amount of $6.0 million with a maturity date in February 2010. At December 31, 2008 and September 30, 2009, the fair values of the NDF’s were ($.3) million and $.1 million, which were included in accrued liabilities and prepaid expenses and other current assets, respectively, in the consolidated balance sheets. Fair value is estimated based on Level 2 observable inputs (defined as inputs, other than quoted prices in active markets, that are observable either directly or indirectly) for the current NDF forward rates for similar contracts. During the nine months ended September 30, 2009, the Company recorded $.1 million in net market value gains on NDF contracts. Net market value adjustments have been recorded in other income (expense) in the consolidated statements of operations.
11. CONTINGENCIES
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, except as disclosed below, the outcome of such proceedings will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

FDA Matter
The United States Food and Drug Administration (“FDA”) has requested meetings with manufacturers of blood glucose monitoring systems, including the Company, to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. The Company’s TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, the Company modified its labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, the Company was asked to work with the FDA to develop a plan that addresses these concerns and to further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by FDA, may limit the distribution of these products, may require additional labeling and educational materials, may require that a different type of enzyme be utilized in these products, or may require the withdrawal of these products from the market. The Company submitted a risk mitigation plan to the FDA in March 2009 and began reviewing its plan with the agency in May 2009. The Company has been working to develop a backward compatible replacement enzyme for this test strip. While the Company has submitted its plan and continues to work with the agency to address the agency’s ongoing questions and concerns, management is unable to predict the outcome of this matter. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable or asset impairment charges, if any, may be necessary. An unfavorable outcome in this matter could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
12. SIGNIFICANT CONCENTRATIONS OF BUSINESS AND CREDIT RISK
Evaluations of customers’ financial condition are performed regularly. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. The Company exports its products throughout the world. Except as otherwise noted in its filings, the Company’s consolidated financial condition and results of operations have not been significantly impacted to date by the economic difficulties experienced by some of these countries. The Company has two distributors located in Latin America that have been negatively impacted by poor economic conditions and weakening local currencies. One of these customers distributes the Company’s products in Venezuela. In Venezuela, government approval is required to convert local currency into U.S dollars, and these exchange controls affect our customer’s ability to readily convert earnings in Venezuela into U.S. dollars in order to make payments to suppliers, including the Company. Government approval has lagged payment due dates from time to time, resulting in delays of cash payments from this customer. In addition, Venezuela is experiencing significant inflation, and, as a result, there is a risk that the Venezuelan government could devalue its currency by changing its official exchange rate against other currencies. Although the receivable from our Venezuelan distributor is denominated in U.S. dollars, a devaluation of the Venezuelan currency could significantly impact the distributor’s ability to pay amounts due to the Company. The Company cannot predict whether currency devaluations will occur or other changes in economic conditions will occur that will impact it or its customers. The Company had U.S. dollar denominated receivables from its Latin American customers totaling $3.1 million and $2.2 million at December 31, 2008 and September 30, 2009, respectively (including $1.1 million and $.9 million at December 31, 2008 and September 30, 2009, respectively, due from its Venezuelan distributor). As of September 30, 2009, the Company anticipates that it will be able to collect these receivables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “Home Diagnostics,” the “Company,” “HDI”, “we,” “us” and “our” refer to Home Diagnostics, Inc. and our consolidated subsidiaries. The following discussion contains forward-looking statements. Please see our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” and Part II — Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” on page 3 of this Quarterly Report.
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
We were founded in 1985 and have focused exclusively on the diabetes market since inception. We have two manufacturing facilities ? one located in Fort Lauderdale, Florida, and the other in Hsinchu City, Taiwan. We manufacture, test and package our blood glucose test strips at our facility in Fort Lauderdale. Our blood glucose meters are assembled in our Taiwan facility. Labeling, final assembly, quality control testing and shipment of our blood glucose monitoring systems are conducted in our Fort Lauderdale facility. Our test strip manufacturing processes are highly automated. We believe we have sufficient capacity to produce test strips for our TRUEtrack, TRUEread, TRUEbalance and Sidekick biosensor systems and our Prestige photometric system to meet current and future demand, without significant incremental capital investment. In September 2008, we launched our TRUEresult and TRUE2go no-coding systems, which use our TRUEtest biosensor test strip platform. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support current demand. In order to meet expected long-term demand for these products, in 2008, our Board of Directors approved a test strip manufacturing capacity expansion plan. We believe this new equipment will be fully operational in the first half of 2010.
We sell our products in the following distribution channels:
•	Retail — The retail channel generates the majority of the industry’s sales of blood glucose monitoring products in the United States and includes chain drug stores, food stores and mass merchandisers. We sell our products into the retail channel on a direct basis or through domestic distributors. Our retail net sales include products we sell directly into the retail channel for the larger food and drug retailers.

•	Domestic Distribution — The domestic distribution channel includes sales to domestic wholesalers, including AmerisourceBergen, Cardinal Health, McKesson and Invacare, who sell products to independent and chain food and drug retailers, primary and long-term care providers, durable medical equipment suppliers and mail service providers.

•	Mail Service — The mail service channel includes sales to leading mail service providers who market their products primarily to Medicare recipients.

•	International — The international channel consists of sales on a direct basis in the United Kingdom and Canada and through distributors in Latin America, Europe, Australia and China.

Our net sales by channel were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
Domestic:
Retail	$7,981	22.4%	$8,645	25.0%	$20,536	21.8%	$25,585	27.9%
Distribution	18,802	52.9	15,620	45.3	48,010	51.1	39,646	43.2
Mail service	5,307	14.9	6,071	17.6	14,897	15.8	17,116	18.6

Total Domestic	32,090	90.2	30,336	87.9	83,443	88.7	82,347	89.7
International	3,475	9.8	4,164	12.1	10,598	11.3	9,408	10.3

Total	$35,565	100.0%	$34,500	100.0%	$94,041	100.0%	$91,755	100.0%

We enter into agreements with certain of our customers from time to time concerning terms of sale such as volume discounts and minimum requirements for maintaining, for example, favorable pricing or exclusivity. However, we do not rely on written agreements to any significant extent, but rather on our relationships with our customers. Most of our sales are made pursuant to purchase orders.
We strive to maximize our installed base of meters to drive future sales of our test strips. Meters, which are sold individually or in a starter kit with a sample of test strips and other supplies, are typically sold at or below cost. It is also common for us to provide meters free of charge in support of managed care initiatives and other marketing opportunities. Test strip sales are a significant driver of our overall gross margins. We measure our operating performance in many ways, including the ratio of test strips to meters sold in a given period. Our gross margins are affected by several factors, including manufacturing costs, the ratio of test strips to meters, free meter distributions and product pricing (including rebates and other promotional allowances). Our gross margins can be negatively impacted by new product introductions as we invest to build an installed base of users for new systems. This is due to several factors, including the cost of free or discounted meters, the lower ratio of test strip-to-meter sales during the roll-out period and cost inefficiencies during scale up of manufacturing. We expect the recent launch of our new no-code meter systems to continue to have a negative impact on our gross margins as we continue to build an installed base of users.
Our selling, general and administrative expenses include sales and marketing expenses, legal and regulatory costs, customer, technical service, finance and administrative expenses, and non-cash stock-based compensation expense. We have been involved in patent-related litigation concerning certain of our products. As such, our legal costs can be significant, and their timing is difficult to predict.
We have made significant investments in our research and development initiatives. Our research and development costs, which were 7.3% and 6.4% of net sales for the nine months ended September 30, 2008 and 2009, respectively, include salaries and related costs for our scientists and staff, as well as costs for clinical studies, materials, consulting and other third-party services. Our research and development team is working to develop new technologies that we believe will broaden our product portfolio and enhance our current products.

Results of Operations
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
Net sales	$35,565	100.0%	$34,500	100.0%	$94,041	100.0%	$91,755	100.0%
Cost of sales	13,936	39.2	16,616	48.2	37,937	40.3	44,973	49.0

Gross profit	21,629	60.8	17,884	51.8	56,104	59.7	46,782	51.0
Operating expenses:
Selling, general and administrative	13,400	37.7	11,594	33.6	38,969	41.4	36,277	39.6
Research and development	2,035	5.7	2,051	5.9	6,819	7.3	5,905	6.4

Total operating expenses	15,435	43.4	13,645	39.5	45,788	48.7	42,182	46.0

Income from operations	6,194	17.4	4,239	12.3	10,316	11.0	4,600	5.0
Other income (expense):
Interest income (expense), net	231	.7	10	—	773	.8	75	.1
Other income (expense), net	(82)	(.2)	(31)	(.1)	(503)	(.6)	107	.1

Total other income (expense)	149	.5	(21)	(.1)	270	.2	182	.2

Income before income taxes	6,343	17.9	4,218	12.2	10,586	11.2	4,782	5.2

Provision for income taxes	1,808	5.1	1,302	3.8	2,646	2.8	1,669	1.8

Net income	$4,535	12.8%	$2,916	8.4%	$7,940	8.4%	$3,113	3.4%

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2009
Net sales decreased $1.1 million, or 3.0%, to $34.5 million for the three months ended September 30, 2009, as compared to $35.6 million for the same period in 2008. The decrease was primarily due to lower average selling prices which contributed $3.6 million and increased managed care rebates of $.6 million, partially offset by higher sales volume of $3.1 million. The decrease in our average selling prices of $3.6 million was primarily due to a greater mix of sales in the mail service and international channels, the impact of volume-based test strip pricing incentives primarily within our mail service channel, and increased free or discounted meter promotions. The increase in managed care rebates was primarily due to increased utilization within the third-party payor environment of our products. The increased volume of $3.1 million reflects the continued trend of increased distribution of our biosensor systems, including our new no-code products, totaling approximately $5.9 million, partially offset by a decrease in our photometric system and other sales of approximately $2.8 million.
Cost of sales increased $2.7 million, or 19.2%, to $16.6 million for the three months ended September 30, 2009, as compared to $13.9 million for the same period in 2008. The increase was driven primarily by increased sales volume which contributed $2.1 million and increased product manufacturing costs of $.6 million. The increase in product manufacturing costs is due to scaling our TRUEtest test strip manufacturing process and includes $.4 million of accelerated depreciation expense on $1.2 million of equipment that is being replaced in the fourth quarter of 2009. Cost of sales as a percentage of sales increased to 48.2% for the three months ended September 30, 2009, compared to 39.2% for the same period in 2008. This 9.0% increase was primarily due to lower pricing which contributed 4.5%, increased product cost which contributed 1.6%, and changes in product mix including a decrease in the strip-to-meter ratio which contributed 2.9%.
Gross profit decreased $3.7 million, or 17.3%, to $17.9 million for the three months ended September 30, 2009, as compared to $21.6 million for the same period in 2008. This decrease is primarily due to lower average selling prices of $3.6 million, increased managed care rebates of $.6 million and increased product manufacturing costs of $.6 million, partially offset by increased volume of $1.0 million. As a percentage of net sales, gross profit decreased to 51.8% for the three months ended September 30, 2009, compared to 60.8% for the same period in 2008, due primarily to the items noted above.

Selling, general and administrative expenses decreased $1.8 million, or 13.5%, to $11.6 million for the three months ended September 30, 2009, as compared to $13.4 million for the same period in 2008. Sales and marketing costs related to advertising and promotions were higher during the three months ended September 30, 2008 largely due to $.4 million of costs that were incurred for launching of the new TRUEresult, TRUE2go and TRUEtest line of products. The reduction in selling, general and administrative expenses during the three months ended September 30, 2009 is also attributable to efforts to reduce these expenses in 2009 and lower sales commission expense of $.3 million during this period. As a percentage of net sales, selling, general and administrative expenses decreased to 33.6% for the three months ended September 30, 2009, compared to 37.7% for the same period in 2008 due to the reduced costs described herein.
Research and development expenses increased slightly to $2.1 million for the three months ended September 30, 2009, as compared to $2.0 million for the same period in 2008. As a percentage of net sales, research and development costs increased to 5.9% of sales for the three months ended September 30, 2009, compared to 5.7% for the same period in 2008. The increase as a percentage of sales is due to lower revenue in the three months ended September 30, 2009 compared to the same period in 2008.
Operating income was $4.2 million, or 12.3% of net sales, for the three months ended September 30, 2009, compared to $6.2 million, or 17.4% of net sales, for the same period in 2008. The decrease was primarily due to increased cost of sales, as discussed above.
Interest income (expense), net was $10,000 for the three months ended September 30, 2009 compared to income of $231,000 for the same period in 2008. Interest income consists primarily of earnings on cash and cash equivalent balances during the period. The decrease in interest income is associated with lower interest rates and lower cash and cash equivalent balances.
Other income (expense), net was expense of ($31,000) for the three months ended September 30, 2009, compared to expense of ($82,000) for the same period in 2008. This expense consists primarily of market-to-market adjustments on our non-deliverable forward contracts, offset by foreign exchange gains and losses incurred by our Taiwan and U.K. subsidiaries due to changes in the value of the U.S. dollar.
Our provision for income taxes for the three months ended September 30, 2009 and 2008 was $1.3 million and $1.8 million, respectively. Our effective tax rate for these periods was 30.9% and 28.5%, respectively. These effective tax rates are below our statutory federal tax rate of 35.0% primarily due R&D to tax credits, as well as the effective settlement in 2008 of tax uncertainties associated with the audit of our 2005 federal income tax return by the Internal Revenue Service.
Net income was $2.9 million for the three months ended September 30, 2009, compared to $4.5 million for the same period in 2008. Diluted net income per common share was $.17 on weighted-average common and common equivalent shares of 17.6 million for the three months ended September 30, 2009, compared to $.24 on weighted-average common and common equivalent shares of 18.8 million for the same period in 2008.
Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2009
Net sales decreased $2.2 million, or 2.4%, to $91.8 million for the nine months ended September 30, 2009, as compared to $94.0 million for the same period in 2008. The decrease was primarily due to lower average selling prices which contributed $10.6 million and increased managed care rebates of $.9 million, partially offset by higher sales volume of $8.1 million and reduced sales returns of $1.2 million. The decrease in our average selling prices of $10.6 million was primarily due to volume-based test strip pricing incentives within our mail service channel, price compression in our distribution and international channels, and increased free and discounted meter promotions. The increase in managed care rebates was primarily due to increased utilization within the third-party payor environment of our products. The increased volume of $8.1 million reflects the continued trend of increased distribution of our biosensor systems, including our new no-code products, totaling approximately $15.7 million, partially offset by a decrease in our photometric system and other sales of approximately $7.6 million. The $1.2 million decrease in our provision for sales returns resulted primarily from a return reserve provision recorded during the second quarter of 2008 in anticipation of launching the TRUEtest product platform following FDA clearance.
Cost of sales increased $7.1 million, or 18.5%, to $45.0 million for the nine months ended September 30, 2009, as compared to $37.9 million for the same period in 2008. The increase was driven primarily by increased sales volume of $5.3 million and increased product manufacturing costs of $1.7 million. Increased product manufacturing costs were primarily associated with scaling our TRUEtest test strip manufacturing process, including $1.2 million of accelerated depreciation expense related to equipment being replaced in the fourth quarter of 2009. As a percentage of net sales, cost of sales increased to 49.0% for the nine months ended September 30, 2009, compared to 40.3% for the same period in 2008. This 8.7% increase was primarily due to lower pricing which contributed 5.1%, increased product cost which contributed 1.8% and changes in product mix including a decrease in the strip-to-meter ratio which contributed 2.4%, partially offset by sales returns of .6%.

Gross profit decreased $9.3 million, or 16.6%, to $46.8 million for the nine months ended September 30, 2009, as compared to $56.1 million for the same period in 2008. The decrease is primarily due to lower average selling prices of $10.6 million, increased managed care rebates of $.9 million and increased product manufacturing costs of $1.7 million, partially offset by increased volume of $2.8 million and reduced sales returns of $1.2 million. As a percentage of net sales, gross profit decreased to 51.0% for the nine months ended September 30, 2009, compared to 59.7% for the same period in 2008, due primarily to the items noted above.
Selling, general and administrative expenses decreased $2.7 million, or 6.9%, to $36.3 million for the nine months ended September 30, 2009, as compared to $39.0 million for the same period in 2008. Sales and marketing costs related to advertising and promotions were higher during the nine months ended September 30, 2008 largely due to $.7 million of costs that were incurred for launching of the new TRUEresult, TRUE2go and TRUEtest line of products. The reduction in selling, general and administrative expenses during the nine months ended September 30, 2009 is also attributable to efforts to reduce these expenses in 2009 and lower sales commission expense of $.6 million during this period, partially offset by an increase in salary expense and other employee-related expenses related to a severance agreement and other CEO transition costs incurred during the three months ended March 31, 2009 of approximately $.4 million. As a percentage of net sales, selling, general and administrative expenses decreased to 39.6% for the nine months ended September 30, 2009, compared to 41.4% for the same period in 2008.
Research and development expenses decreased $.9 million, or 13.4%, to $5.9 million for the nine months ended September 30, 2009, as compared to $6.8 million for the same period in 2008. As a percentage of net sales, research and development costs decreased to 6.4% of sales for the nine months ended September 30, 2009, compared to 7.3% for the same period in 2008. The decrease was due to 2008 development costs associated with the TRUEresult, TRUE2go and TRUEtest line of products.
Operating income was $4.6 million, or 5.0% of net sales, for the nine months ended September 30, 2009, compared to $10.3 million, or 11.0% of net sales, for the same period in 2008. The decrease was primarily due to increased cost of sales, as noted above.
Interest income (expense), net was $75,000 for the nine months ended September 30, 2009, compared to $.8 million for the same period in 2008. Interest income consists primarily of earnings on cash and cash equivalent balances during the period. The decrease in interest income is primarily associated with lower interest rates and lower cash and cash equivalent balances.
Other income (expense), net was income of $.1 million for the nine months ended September 30, 2009, compared to expense of $(.5) million for the same period in 2008. The expense during the nine months ended September 30, 2008 was primarily related to foreign exchange losses incurred by our Taiwan subsidiary due to declines in the value of the U.S. dollar. The income during the nine months ended September 30, 2009 consists primarily of mark-to-market adjustments on our non-deliverable forward contracts, and foreign exchange gains and losses incurred by our Taiwan subsidiary due to changes in the value of the U.S. dollar.
Our provision for income taxes for the nine months ended September 30, 2009 and 2008 was $1.7 million and $2.6 million, respectively. Our effective tax rate for these periods was 34.9% and 25.0%, respectively. The provision and the lower effective tax rate in 2008 reflect benefits recognized related to the resolution of uncertain tax positions associated with the completion of audits of our 2003 and 2004 federal income tax returns by the Internal Revenue Service and the effective settlement of the IRS audit of our 2005 federal income tax return.
Net income was $3.1 million for the nine months ended September 30, 2009, compared to $7.9 million for the same period in 2008. Diluted net income per common share was $.18 on weighted-average common and common equivalent shares of 17.8 million for the nine months ended September 30, 2009, compared to $.42 on weighted-average common and common equivalent shares of 18.9 million for the same period in 2008.
Liquidity and Capital Resources
At September 30, 2009, we had $22.1 million of cash and cash equivalents. As discussed below, we have $15.0 million available under our unsecured revolving credit facility. Our primary capital requirements are to fund capital expenditures. Significant sources of liquidity are cash on hand, cash flow from operating activities, working capital and borrowings from our revolving line of credit.
In April 2009, we renewed and amended our credit facility by increasing the amount available under our unsecured revolving line of credit from $10.0 million to $15.0 million (“Credit Facility”). The Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Facility agreement. The Credit Facility contains financial and other covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments and participate in a change in control. The financial covenants require us to maintain a ratio of funded debt to EBITDA, as defined in the Credit Facility agreement, not to exceed 2.50 and an interest coverage ratio, as defined, in the Credit Facility Agreement, of not less than 2.50. Failure to comply with these covenants and other restrictions would constitute an event of default. At September 30, 2009, we were in compliance with the financial covenants and other restrictions of our Credit Facility.

In December 2008, our Board of Directors authorized us, under a repurchase program, to purchase $5.0 million of our common stock. Purchases under this program began in January 2009. During the six months ended June 30, 2009, we repurchased approximately 815,000 shares at a cost of $5.0 million, and we completed our stock repurchase program In June 2009. All purchases under the program were made in the open market, subject to market conditions and trading restrictions.
Cash flows provided by operating activities were $9.4 million and $5.7 million for the nine months ended September 30, 2008 and 2009, respectively. The decrease in cash provided by operating activities was primarily due to the decrease in net income during the nine months ended September 30, 2009 compared to the prior period and a tax refund of $2.5 million received in April 2008 related to the settlement of an IRS audit.
Cash flows used in investing activities were $3.9 million and $10.1 million for the nine months ended September 30, 2008 and 2009, respectively. These amounts consist primarily of capital expenditures relating to manufacturing equipment for our new TRUEresult, TRUE2go and TRUEtest line of products and additional manufacturing equipment used on our other biosensor test strip manufacturing line. We continue to scale our TRUEtest test strip manufacturing operations to provide a sufficient supply of these new products to support our current demand. In order to meet the expected long-term demand for these products, our Board of Directors approved a test strip manufacturing expansion plan at an aggregate cost of approximately $19 million. To date, we have spent $13.5 million related to the expansion, of which $6.4 million was spent during the nine months ended September 30, 2009. As of September 30, 2009, we have remaining purchase commitments totaling approximately $5.2 million for equipment under this expansion plan. We believe this new equipment will be fully operational in the first half of 2010. We expect our 2009 annual capital expenditures to be in the range of $15 million to $16 million, including $9 million related to the expansion.
Cash flows used in financing activities were $3.9 million and $4.1 million for the nine months ended September 30, 2008 and 2009, respectively, which consisted primarily of cash used for purchases of common stock under our stock repurchase program of $5.1 million and $5.0 million, partially offset by proceeds from stock option exercises of $1.0 million and $.9 million during the respective periods.
We expect that our cash flow from operations, current cash and funds available under the Credit Facility, which expires in April 2010 and we expect to renew at maturity, will be sufficient to finance our working capital requirements, fund capital expenditures and meet our contractual obligations for at least the next twelve months.
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2009, the Company had $15.0 million available under its unsecured line of credit and no outstanding balance. The Credit Facility matures on April 29, 2010. Borrowings bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the ratio of funded debt to EBITDA, as defined.
Certain of our operations are domiciled outside the U.S. and we translate the results of operations and financial condition of these operations from their local functional currencies into U.S. dollars to prepare our consolidated financial statements. Therefore, our consolidated financial condition and results of operations are affected by changes in the exchange rates between these currencies and the U.S. dollar. Assets and liabilities of foreign operations have been translated from the functional currencies of our foreign operations into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our foreign operations have been translated into U.S. dollars at the average exchange rates prevailing during the relevant period. Unrealized gains and losses on translation of these foreign operations into U.S. dollars are reported as a separate component of stockholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities denominated in U.S. dollars held by our foreign operations are re-measured from U.S. dollars into the functional currency of our foreign operations with the effect reported currently as a component of net income. For each of the nine months ended September 30, 2008 and 2009, we estimate that a 10.0% increase or decrease in the relationship of the functional currencies of our foreign operations to the U.S. dollar would increase or decrease our net income by approximately $.2 million, respectively.

We enter into non-deliverable forward (“NDF”) contracts to reduce our exposure to foreign currency fluctuations on transactions with our foreign subsidiary in Taiwan. In August 2009, we entered into an NDF contract for a notional amount of $6.0 million with a maturity date in February 2010. At September 30, 2009, the fair value of the NDF was not significant. Fair value is estimated based upon Level 2 observable inputs (defined as inputs, other than quoted prices in active markets, that are observable either directly or indirectly) for the current NDF forward rates for similar contracts. We estimate that a 10.0% increase or decrease in the NDF forward would increase or decrease our net income by approximately $.4 million, offsetting the impact of foreign currency market risk related to our Taiwan subsidiary described above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The United States Food and Drug Administration (“FDA”) has requested meetings with manufacturers of blood glucose monitoring systems, including us, to discuss the FDA’s safety concerns about the continued use of glucose monitoring systems that use the GDH-PQQ enzyme. The FDA’s concerns relate to certain patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. In the past, regulatory agencies, including the FDA, have issued cautionary statements and medical device alerts to the health care community that explained the risk of using GDH-PQQ systems with dialysis patients receiving maltose, xylose or galactose. Our TRUEresult and TRUE2Go systems both use TRUEtest strips, which in turn use the GDH-PQQ enzyme. Prior to receiving 510(k) marketing clearance of these products from the FDA in August 2008, we modified our labeling and educational materials, in accordance with FDA recommendations, to mitigate these risks. During a meeting with the FDA in February 2009, we were asked to work with FDA to develop a plan that addresses these concerns and to further mitigate the risks associated with the use of these products by patients receiving other medical treatments or IV therapies that are known to contain maltose and maltose derivatives. This plan, if approved and required to be implemented by FDA, may limit the distribution of these products, may require additional labeling and educational materials, may require that a different type of enzyme be utilized in these products, or may require the withdrawal of these products from the market. We submitted a risk mitigation plan to FDA in March 2009 and began reviewing our plan with the agency in May 2009. We have been working to develop a backward compatible replacement enzyme for this test strip. While we have submitted our plan and continue to work with the agency to address its ongoing questions and concerns, we are unable to predict the outcome of this matter. At this time, management cannot reasonably estimate the amount of potential loss, if any, related to this matter. As more information becomes available, accruals, if any, for losses that may be considered probable or asset impairment charges, if any, may be necessary. An unfavorable outcome in this matter could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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

In August 2009, CMS announced a timeline for the Round 1 Rebid of the Medicare competitive bidding program to take place in eight of the largest MSAs with final implementation of the Round 1 Rebid contracts and prices in 2011. Mail order diabetic supplies are included in the Round 1 Rebid program. CMS commenced the 60-day Round 1 bid window in October 2009. The mail order diabetic supply market will likely be affected in two ways. First, Medicare reimbursement for mail order diabetic testing supplies furnished to Medicare beneficiaries located in the MSAs will likely be reduced, perhaps significantly. Second, the number of diabetic testing suppliers that currently furnish testing supplies to Medicare beneficiaries located in the MSAs will likely be reduced due to the competitive bidding process. Competition for Round 2 of the competitive bidding program in 70 additional MSAs has been delayed until 2011. To the extent that the competitive bidding program exerts downward pressure on the prices our customers may be willing or able to pay for our products or imposes additional costs, our operating results could be negatively affected.
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

HOME DIAGNOSTICS, INC.
Date: November 6, 2009	By:	/s/ JOSEPH H. CAPPER
		Name:	Joseph H. Capper
		Title:	President and Chief Executive Officer (principal executive officer)

Date: November 6, 2009	By:	/s/ RONALD L. RUBIN
		Name:	Ronald L. Rubin
		Title:	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.